Form 10-K
period 2022-12-25
MasterBrand, Inc.
filed 2023-03-10
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-41545
MasterBrand, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-3479920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One MasterBrand Cabinets Dr. Jasper, Indiana	47547
(Address of Principal Executive Offices)	(Zip Code)
812-482-2527
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	MBC	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of June 26, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded.

The registrant had outstanding 128,491,606 shares of common stock as of March 7, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information from the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders will be herein incorporated by reference into Part III of this report.

PART I
Item 1.    Business

MasterBrand, Inc. (“we,” “us,” “our,” “MasterBrand” or the “Company”) was founded nearly 70 years ago in 1954 under the name United Cabinet Incorporated. We are the largest manufacturer of residential cabinets in North America, based on 2021 net sales. Our products are sold throughout the United States and Canada to the remodeling and new construction markets through three primary channels: dealers, retailers and builders.

On December 14, 2022, our former parent company, Fortune Brands Innovations, Inc. (formerly known as Fortune Brands Home & Security, Inc.) (“Fortune Brands”) completed a tax free spin-off transaction to separate its Cabinets segment into a standalone publicly-traded company (the “Separation”). The Separation was completed through a series of transactions ending with a pro rata distribution of all of the shares of MasterBrand, Inc. common stock owned by Fortune Brands to Fortune Brands stockholders (the “Distribution”). After the Distribution, we became an independent, publicly-traded company.

Strategy
Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in a more flexible facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that cannot be easily replicated. We plan to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization and ordering to delivery and installation.

We believe we are only beginning to unlock the potential value of our unique combination of scale, operational agility, data-first operating model and strong continuous improvement culture. We intend to continue to distinguish this advantaged platform by capitalizing on the powerful demographic trends that we expect will drive repair and remodel (“R&R”) and new construction growth for years to come. We believe the combination of our leading market position and size, strategic vision, strong partnerships and commitment to continuous improvement will drive our future growth.

We seek to achieve exceptional financial performance and growth through the disciplined execution of The MasterBrand Way and our continued strategic transformation.

The MasterBrand Way
Our ever-evolving business system and center of our culture is The MasterBrand Way. Based on foundational lean tools, The MasterBrand Way enables our associates across all locations and levels of work to operate under common frameworks and consistent lexicon to effectively develop cross-functional solutions to complex business issues. The MasterBrand Way organizes these proven lean tools around three guiding principles: The Four Basics, Continuous Improvement and Associate Engagement. Our disciplined deployment of these tools in recent years drove our strategic transformation and improvements in commercial and operational efficiency. To derive further efficiencies, we added three incremental initiatives to The MasterBrand Way: Align to Grow, Lead Through Lean and Tech Enabled.

Align to Grow – Deliver on the unique needs of each customer
As an organization that historically grew through acquisitions, processes across the disparate acquired companies was inherently different. We believe we have further opportunities to both commercially and operationally align our business to reduce complexity in our product offering to customers. We are focused on reducing complexity that consumers do not notice or value, without reducing the variety of choices available. Our ability to reduce complexity in our product offering, and move to common platforms, enables us to simplify our manufacturing processes as well. Common platforms across plants and standard work allows us to drive supply chain efficiencies. In addition to leveraging scale across our network, we believe these initiatives will reduce our lead times, allow for more rapid reaction to changing customer needs and preferences and increase our ability to respond to any future macroeconomic or other disruptions. We believe these factors will allow us to deliver on the unique needs of each customer and in the most efficient way possible.

Lead Through Lean – Engage teams and foster problem-solving
The MasterBrand Way and the associated lean tools not only drive efficiencies, but engage our associates in the process. The importance of human capital, specifically the ability to attract, retain and develop associates, has become more apparent in a post-pandemic world. Through weekly kaizen events across our manufacturing facilities and offices, we provide the individuals closest to our business problems with the training and tools required to fix these issues. Through empowering associates to remedy issues locally, it fosters problem-solving and enhances our culture of continuous improvement. Beyond improved engagement and retention, we are able to witness leadership amongst our associates and develop internal talent. As opportunities present themselves across the organization, we are positioned to staff these roles internally. Given the competition for skilled labor in North America, we believe our Lead Through Lean initiative will help us achieve exceptional financial performance.

Tech Enabled - Drive profitable growth and transform the way we work through digital, data, and analytics
We are focused on ways to transform our business and how we service our customers and, ultimately, the end consumer by leveraging technology. We see opportunities to leverage data and analytics across our back office, plant floor and through customer interactions. The consumer journey in residential kitchen and bath cabinets is evolving as new technologies become available to both consumers and manufacturers. Beyond a transactional process, the consumer journey is increasingly relationship-based, starting from the initial contact or touchpoint, continuing through the buying cycle and finishing at the end of installation. Customers prefer partners that can support them through this evolving landscape, and consumers are demanding a transformation of the buying process. We are utilizing data-first strategies like net promoter scores and web analytics to unlock insights into customer and consumer trends and drive improvements in the consumer experience. We believe we can further differentiate ourselves as the leader in this space by continuing to invest in digital tools and sophisticated data analytics capabilities that will improve the overall experience, speed to market and access to information, allowing us to serve consumers’ evolving needs and capture additional sales growth.

In addition, we believe there is ongoing potential in the e-commerce channel for cabinets and vanities. We believe there is opportunity for us to expand in this channel, through known large e-commerce platforms, our existing retailers’ websites, digital native specialized e-tailors or direct-to-consumer opportunities. As a result of our scale, our streamlined product offerings and our existing relationships, we believe we are uniquely positioned to win in the e-commerce space, and we plan to be the market leader in this high-potential channel.

Execute strategic acquisitions that broaden our platform and capitalize on our proven strengths.
Our Company was built in part through strategic, well-executed acquisitions, and we have proven to be a highly effective consolidation platform. We believe we will have opportunities to drive future value creation through thoughtful and strategic acquisitions. We regularly monitor the landscape for attractive opportunities that could allow us to leverage our operations and strong customer relationships, expand our portfolio of products and expand into new categories and geographies. We expect to drive long-term stockholder value by utilizing a disciplined process to identify, evaluate, and execute strategic acquisitions and integrate acquired businesses.

Channels
Our products are sold throughout the United States and Canada to the remodeling and new construction markets through three primary channels: dealers, retailers and builders.

1.Dealers: We have built the industry’s largest and, we believe, strongest network, with well-established relationships with over 4,500 cabinet dealers across the United States and Canada, many with whom we have worked for decades. Our dealers cover a wide portion of the market, with some specializing in R&R, while others provide regional service to a variety of new construction home builders. Our extensive dealer network allows us to have exceptional market reach and the ability to target key growth areas.

2.Retailers: We serve the top retailers in North America and have developed strong and lasting partnerships with them, as a result of our category management and commitment to best-in-class execution.

3.Builders: We strategically partner with the industry’s best and most profitable builders for single-family construction.

In addition, we are actively growing our presence in the emerging cabinets e-commerce channel, including through our channel partners’ online presence, and are actively partnering with leading players to develop continuing opportunities to penetrate and innovate in this exciting category.

Products
We offer a comprehensive portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. Our products are available in a wide variety of designs, finishes and styles and span the most attractive categories of the cabinets market: stock, semi-custom and premium cabinetry. Our unique product portfolio allows homeowners to create the living spaces of their dreams, tailored to their price point and personalized for their individual style. While our product offerings may overlap in different categories, they generally follow the following characteristics: (1) stock products provide consumers with a strong value proposition at entry level pricing, and these products benefit from low design complexity, standardized components and shorter lead times, while also offering exceptional quality and reliability; (2) semi-custom products offer more styles and features than stock cabinets, allowing consumers to create a more personalized space at a lower price point compared to premium products; and finally, (3) premium products enable consumers to achieve their dream home by designing highly customized cabinets to meet their exact specifications—if they can dream it, we can make it.

Customers
Our business competes based on quality, price, service and responsiveness to dealer, retailer and builder needs, as well as end-user consumer preferences. Our markets are very competitive. Lowe’s Companies, Inc. (“Lowe’s”) comprised approximately 20 percent and 18 percent of our net sales for our 2022 and 2021 fiscal years, respectively. The Home Depot, Inc. (“The Home Depot”) comprised approximately 17 percent and 18 percent of our net sales for our 2022 and 2021 fiscal years, respectively. Approximately 6 percent of our net sales for both of our 2022 and 2021 fiscal years were to international markets.

Raw Materials
We utilize raw materials in the operation of our business, principally hardwoods (maple, birch and oak), plywood and particleboard. These materials are available from a number of sources. Volatility in the prices of commodities and transportation costs in making and distributing our products impacts the cost of manufacturing our products.

Intellectual Property
In addition to the brand protection offered by our trademarks, patent protection helps distinguish our unique product features in the market by preventing others from making, using, importing, and selling our innovations in markets in which we have patent protection. We hold U.S. and foreign patents covering various features used in products we sell. Although we rely on certain patents and patent groups that provide important protections to us, no single patent or patent group is material to our business as a whole.

Seasonality
We traditionally experience lower sales in the first quarter of the year when new home construction and R&R activity are at their lowest. As a result of sales seasonality and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental Matters
We endeavor to be a leader in environmental compliance and sustainability. Since 2018, we have partnered with the National Forest Foundation (“NFF”) tree planting campaign. NFF works with U.S. Forest Service to promote the health and public enjoyment of our 193-million-acre National Forest System. We support NFF’s campaign to plant 50 million trees across national forests.

We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals for the years ended December 25, 2022 and December 26, 2021. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other potentially responsible parties under Superfund or similar state laws or from insurance, will not have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Governmental Regulations
We are subject to a wide variety of local, state, and federal laws and regulations in the countries where we conduct business. This includes compliance with the Lacey Act, governing trade in wildlife, fish, and plants in the U.S., and the Toxic Substances Act, which relates to the production, importation, use, and disposal of specific chemicals in the U.S. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. During 2022, compliance with the applicable regulations did not have a material effect on our capital expenditures, earnings, or competitive position.

Human Capital Resources
As of December 25, 2022, we had more than 13,000 full-time and part-time associates (excluding contract workers). Approximately 83 percent of our workforce is composed of hourly production and distribution associates and the remaining population is composed of associates in administrative roles. As of December 25, 2022, approximately 33 percent of our associates worked under collective bargaining agreements. Below is a summary of the number of associates by role as of December 25, 2022:

Production and Distribution	Office	Total
11,392	2,262	13,654

We are a values-based organization and believe our strong culture is a true differentiator. We are guided by “The MasterBrand Way;” a cultural foundation of empowering teams to trust the process and knowledge from those closest to the work, embracing the full, diverse team of individuals and experiences, and a drive to move forward and be better every day. We build associate opportunity, purpose, and reward into everything we do creating a culture where our associates can thrive. We invest in our teams and develop our associates to become the next generation of leaders who seek out a continuous improvement mindset in all aspects of our business to unlock our full potential. We also endeavor to create a best place to work environment that keeps our associates safe, values their unique experiences and perspectives and fosters a culture of collaboration and belonging. We do this through the programs summarized below, and the objectives and related risks of each are overseen by our Board of Directors or its committees.

Health and Safety
Safety is a critical element to our growth strategy, integral to our culture and one of our core values. This is reflected in our goal of zero safety incidents and through our efforts to create an injury-free workplace. Our Employee Safety & Environmental Policies set standards for how we maintain a safe work environment and guides our business operations. We also have an Environmental, Health & Safety Leadership team comprised of representatives from across our operations that share best practices and are responsible for driving environmental, health and safety strategy. This helps drive our best-in-class programs designed to reinforce positive behaviors, to empower our associates to actively take part in maintaining a safe work environment, to heighten awareness and to mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk. Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our associates.

Two of our primary safety measures are the Total Recordable Incidence Rate (“TRIR”) and Lost Time Rate (“LTR”). For our 2022 fiscal year, our TRIR was 1.04, compared to 1.10 for our 2021 fiscal year, and our LTR was 0.26 for our 2022 fiscal year, compared to 0.34 for our 2021 fiscal year. Our safety focus is also demonstrated by comparing our TRIR and LTR to the Bureau of Labor Statistics (“BLS”) industry averages. For our 2022 fiscal year, our TRIR and LTR were below the 2021 BLS industry averages for each of 3.4 and 1.1, respectively.

Attracting and Retaining Superior Talent
To attract and retain superior talent at all levels of our Company, we have designed our offerings to be competitive and are seen as a community leader where our associates live and work. Our total rewards are designed to be market competitive, align incentives with our performance and provide physical, emotional, and financial well-being support to meet the individualized needs of our associates. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and associate performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits including medical, dental and vision coverage, health savings and spending accounts, wellness and associate assistance services. In 2022, we strengthened inclusivity in our benefit offerings by providing enhanced parental support benefits for our U.S. associates, including fertility benefits and specialized support from adoption and surrogacy assistance to pregnancy and post-partum.

Creating a Culture of DEI
We continue to take measured actions that create an inclusive culture and diverse workforce, increase representation and celebrate our diverse team of associates and experiences. We believe that attracting and engaging talented and diverse associates enables us to be more innovative, responsive to consumer needs and deliver strong performance and growth.

We are committed to increasing representation of professionals of color and women through hiring and promoting the right talent, ensuring an inclusive culture through proactive programs, business practices and education and by demonstrating support for equality in our communities through outreach and investment. As of December 25, 2022, our worldwide workforce was composed of approximately 37 percent women, while our workforce in the U.S. and Canada was composed of approximately 33 percent people of color.

All managers participated in an unconscious bias learning program, which was a 3 year program completed in 2022, and we hosted several roundtable discussions to learn where we can better support underrepresented talent. Our engagement pulse survey fosters our associate listening strategy, providing routine feedback and meaningful action to drive improvement in our culture and DEI awareness.

Talent Development and Succession
We leverage our MasterBrand Way culture as the foundation for our talent development philosophy by empowering teams to trust the tools and learn from those closest to the work, empower each team member and move forward by equipping our associates with tools to grow and be their best every day. We provide associates the tools to be successful in their current role and help them to develop the skills to build on opportunities to grow their career through career ladders and learning programs. We understand our most critical roles that serve as points of leverage to deliver value and place our best people in those roles, while attracting new talent and capabilities in support of continuous improvement in all we do. We use performance management programs to support a high-performance culture, strengthening our associate engagement and helping to retain our top talent. We provide associates with relevant skills training and provide leadership training for production and distribution associates in a supervisory role and mid-level office associates. We also make a significant investment in assessing our talent against the jobs both in the near term and the future and ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

Succession planning for critical roles is an important part of our talent program. Succession and development plans are created and monitored to ensure progress is made along established timelines.

Legal Structure
MasterBrand, Inc. is a holding company that was initially organized as a Delaware corporation in July 2022. Our principal operating subsidiaries include MasterBrand Cabinets, LLC (“MBC LLC”), Norcraft Companies, L.P., Kitchen Craft of Canada and Woodcrafters Home Products, S. de R.L. de C.V. As a holding company, we are a legal entity separate and distinct from our subsidiaries. Accordingly, our right, and thus the rights of our creditors (including holders of debt and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that our claims as a creditor of such subsidiary may be recognized, in which event our claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries have financial obligations that must be satisfied before funding us. These obligations include debt service and obligations to trade creditors, among others.

Available Information
The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission ("SEC") (https://www.sec.gov). The Company’s website is http://www.masterbrand.com. The Company has adopted charters for each of its Audit, Compensation and Nominating, Environmental, Social and Governance Committees, corporate governance guidelines and a code of conduct, which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Investor Relations department. The information contained on or accessible through the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered a part of this report.

Item 1A.    Risk Factors

There are inherent risks and uncertainties associated with our business that could adversely affect our results of operations, cash flows and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could affect our results of operations, cash flows and financial condition. If any of these risks materialize, our results of operations, cash flows and financial condition could be materially adversely affected, and the trading price of our common stock could materially decline.

Summary Risk Factors
Risks Related to Our Business
◦Risks Related to Our Industry
▪Downward changes in the general economy, the housing market, unfavorable interest rates or other business conditions could adversely affect our results of operations, cash flows and financial condition.
▪The cabinet industry is highly competitive with relatively low barriers to entry and market share losses could occur.
▪We face competition from competitors in countries with lower labor and compliance costs.
▪We could lose market share if we do not successfully develop new products or processes or improve existing products or processes.
▪Our businesses rely on the performance of dealers, retailers and other marketing arrangements and could be adversely affected by poor performance or other disruptions impacting our distribution channels and customers.
▪The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.
▪Certain of our customers may expand through consolidation and growth, which may increase their buying power.
▪Failure to maintain the performance, reliability and quality of our products, or to timely deliver our products, could have an adverse effect on our results of operations, cash flows and financial condition.
◦Risks Related to Our Operations
▪Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations, cash flows and financial condition.
▪Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations, cash flows and financial condition.
▪Our failure to attract and retain qualified personnel and other labor constraints, including increases in labor costs, potential labor disputes and work stoppages, could adversely affect our results of operations.
▪COVID-19 has impacted our business and may cause further disruptions to our business and results of operations.
▪We may experience delays or outages in or breaches of our information technology systems and computer networks.
▪We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.
▪Disruption of operations could adversely affect our results of operations, cash flows and financial condition.
▪Our inability to obtain raw materials and finished goods in a timely and cost-effective manner from suppliers could adversely affect our ability to manufacture and market our products.
▪We are dependent on third-party suppliers and service providers.
▪Risks associated with strategic acquisitions and joint ventures could adversely affect our results of operations, cash flows and financial condition.
▪Impairment charges could have a material adverse effect on our financial results.
▪Our pension costs and funding requirements could increase as a result of volatility in the financial markets and changes in interest rates and actuarial assumptions.
▪We have debt obligations, and may in the future incur, additional debt obligations that could adversely affect our business and profitability and our ability to meet our other obligations.

◦Risks Related to Litigation and Regulations
▪Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows, and financial condition.
▪Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows, and financial condition.
▪Our failure to comply with laws, government regulations and other requirements could adversely affect our results of operations, cash flows and financial condition.
▪We may be subject to compliance costs and liabilities under environmental, health, and safety laws and regulations.
▪Climate change and related governmental initiatives could adversely affect our business and results of operations.
▪ESG matters may adversely impact our business and reputation.
▪Changes in tax laws or regulations may have negatively affect our results of operations and financial condition.
▪Our inability to secure and protect our intellectual property could negatively impact revenues and brand reputation.

Risks Related to the Separation and Distribution
◦Our short independent operating history and our historical and pro forma consolidated financial statements are not necessarily representative of the results we would have achieved as an independent, publicly-traded company.
◦Following the Separation and Distribution, our financial profile has changed, and we are a smaller, less diversified company than Fortune Brands prior to the Separation and Distribution.
◦We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company.
◦Separating from Fortune Brands into an independent, publicly-traded company is subject to various risks and uncertainties, and involves significant time and expense, which could disrupt or adversely affect our business.
◦The terms we received in our agreements with Fortune Brands could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
◦Fortune Brands may fail to perform under various transaction agreements that were executed as part of the Separation, which could cause us to incur expenses or losses we would not otherwise incur.
◦If we are required to pay Fortune Brands under the indemnities related to the Separation, our financial results could be negatively impacted.
◦We may fail to have necessary systems and services in place when certain of the transaction agreements expire.
◦Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the Distribution.
◦If the Distribution and related transactions were to fail to qualify as tax-free for U.S. federal income tax purposes, then we, Fortune Brands and our stockholders could be subject to significant tax liability or indemnity obligations.
◦There can be no assurance that we will have access to the capital markets on terms acceptable to us.
◦We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution because of certain restrictions relating to requirements for tax-free distributions.
◦A court could deem the Distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

Risks Related to Our Common Stock
◦A trading market that will provide you with adequate liquidity may not develop for our common stock. Now that our common stock has begun trading, the market price of our shares may fluctuate significantly.
◦Stockholder percentage ownership in us may be diluted in the future.
◦We rely on dividends, distributions, and transfers of funds from our subsidiaries, and we could be harmed if such distributions were not made in the future, because we are a holding company with no operations of our own.
◦Provisions in our certificate of incorporation and our bylaws and provisions of Delaware law may prevent or delay an acquisition of us, even if that change may be considered beneficial by some of our stockholders.
◦Our charter contains an exclusive forum provision that may discourage lawsuits.
◦We currently do not expect to pay any cash dividends in the short term.

General Risk Factors
◦The obligations associated with being a public company require significant attention from management.
◦If securities analysts do not publish research or reports about our business or if they downgrade our stock, our stock price and trading volume could decline.

Risks Related to Our Business

Risks Related to Our Industry

Our business primarily relies on U.S. and Canadian home improvement, R&R and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, unfavorable interest rates or other business conditions could adversely affect our results of operations, cash flows and financial condition.
Our business primarily relies on home improvement, R&R, and new home construction activity levels, principally in the U.S. and Canada. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, home prices, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including large kitchen and bath R&R projects; or making it more difficult to secure loans for renovations.

The cabinet industry is highly competitive with relatively low barriers to entry and market share losses could occur. Competition is further intensified during economic downturns. We compete with numerous large national and regional companies for, among other things, customers, raw materials, skilled management and labor resources.
The cabinet industry in which we operate is highly competitive. Additionally, there are few barriers to entry in the U.S. and Canadian cabinet markets and new competitors may enter these markets at any time. Since our competitors offer products that are similar to ours, we face significant price competition from our competitors, which tends to intensify during economic downturns. This price competition impacts our ability to implement price increases or, in some cases, such as during an economic downturn, maintain prices, which could lower our profit margins. Although we believe that competition in our businesses is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion trends, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Additionally, some of our competitors may resort to price competition to sustain or grow market share and manufacturing capacity utilization. Due to the highly competitive nature of the cabinets industry and the low barriers to entry in our markets, we are continually subject to the risk of losing market share, which may adversely affect our profitability and revenue levels, as well as our results of operations, cash flows and financial condition.

We also use e-commerce to sell our products. E-commerce brings an increased number of competitors and greater pricing transparency for consumers, which could affect our results of operations and financial position. In addition, our relationships with our customers, including our retailers, may be affected if we increase the amount of business we transact in the e-commerce channel.

Furthermore, we compete with numerous large national and regional companies for, among other things, customers, raw materials, skilled management and labor resources. We may face challenges in: (1) maintaining, developing or expanding our customer relationships; (2) sourcing raw materials on a timely basis or for a cost- effective price due to ongoing global supply chain issues and elevated inflation; and (3) attracting and retaining qualified personnel at all levels, including our senior management team and other key employees. Our failure to compete in any of these areas could adversely impact our results of operations, cash flows and financial condition.

We face competition with respect to some of our products from competitors who operate in countries with lower labor and compliance costs. These competitors may also benefit from certain local government subsidies or other incentives that are not available to us.
We face competition with respect to some of our products from competitors who operate in countries that have lower labor and compliance costs. Accordingly, these competitors may be able to produce their products at lower costs compared to the costs we incur to produce similar products. These competitors may also benefit from certain local government subsidies or other incentives which are not available to us. Such competitors may be able to offer lower prices for their products as compared to the prices we offer, which could harm our competitive position and result in the loss of our market share. Any of the foregoing could adversely impact our results of operations, cash flows and financial condition.

We could lose market share if we do not successfully develop new products or processes or improve existing products or processes.
Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. We may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products or processes more rapidly or effectively, which could adversely affect our sales. If the products we introduce do not gain widespread acceptance or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could adversely impact our results of operations, cash flows and financial condition.

Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

Our businesses rely on the performance of dealers, retailers and other marketing arrangements and could be adversely affected by poor performance or other disruptions impacting our distribution channels and customers.
We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations, cash flows and financial condition. The consolidation of dealers or retailers or the financial instability or default of a dealer or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party dealers and retailers. Many of our customers may also market other products that compete with our products. In addition, one or more retailers may stop carrying certain of our products, reduce the volume of purchases of our products and/or replace certain of our products with the products of our competitors. The loss or termination of, or significant reduction in sales to, one or more of our major dealers or retailers, the failure of one or more of our dealers or retailers to effectively promote our products, or changes in the financial or business condition of these dealers or retailers could adversely affect our ability to bring products to market and our results of operations, cash flows and financial condition.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.
Our ten largest customers generated approximately 52 percent and 50 percent of our net sales for our 2022 and 2021 fiscal years, respectively. Lowe’s and The Home Depot comprised approximately 37 percent and 36 percent of our net sales for our 2022 and 2021 fiscal years. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any economic downturn, some of our customers may exit or severely curtail activity in certain of our markets.

The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our results of operations, cash flows and financial condition. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our customers typically provide that we supply particular products for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could adversely impact our results of operations, cash flows and financial condition.

Certain of our customers may expand through consolidation and internal growth, which may increase their buying power. The increased size of our customers could have an adverse effect on our results of operations, cash flows and financial condition.
Certain of our significant customers are large companies with strong buying power, and our customers may expand through consolidation or internal growth. Consolidation could decrease the number of potential significant customers for our products and increase our reliance on key customers. Further, the increased size of our customers could result in our customers seeking more favorable terms, including pricing, for the products that they purchase from us. Accordingly, the increased size of our customers may further limit our ability to maintain or raise prices in the future. This could have an adverse effect on our results of operations, cash flows and financial condition.

Failure to maintain the performance, reliability and quality of our products, or to timely deliver our products, could have an adverse effect on our results of operations, cash flows and financial condition.
If our products have performance, reliability or quality problems, our reputation and brand equity, which we believe is a substantial competitive advantage, could be adversely affected. We may also experience increased and unanticipated warranty and service expenses. Furthermore, we manufacture a significant portion of our products based on the specific requirements of our customers, and delays in providing our customers the products and services they specify on a timely basis could result in reduced or canceled orders and delays in the collection of accounts receivable. Additionally, claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could have an adverse effect on our results of operations, cash flows and financial condition.

Risks Related to Our Operations

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations, cash flows and financial condition.
If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, supply or distribution difficulties, our business and results of operations may be adversely affected. We acquire our components and raw materials from many suppliers and vendors across the globe. We endeavor to ensure the continuity of our components and materials and make efforts to diversify certain of our sources of components and materials, but we cannot guarantee these efforts will be successful. A reduction or interruption in supply or an issue in the supply chain, including due to any potential cybersecurity attacks on our sourcing vendors as well as a result of our inability to quickly develop acceptable alternative sources for such supply, could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner.

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Global supply chain disruptions could continue to impact our ability to timely source necessary components and inputs. Import tariffs or other adverse trade actions could potentially lead to increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations, cash flows and financial condition.

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations, cash flows and financial condition.
Because our component products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. Prices for our products are also affected by many other factors outside of our control. As a result, we have less influence or control over timing and price changes, which often are volatile in our industry. Moreover, our profit margins with respect to these products depend, in part, on managing our costs, particularly raw materials, labor (including contract labor) and transportation costs, which represent significant cost components that also fluctuate based upon market and other factors beyond our control.

We buy raw materials that contain commodities such as hardwoods (maple, birch and oak), plywood and particleboard. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations, cash flows and financial condition. During 2021 and 2022, we experienced and will likely continue to experience price increases in nearly all raw materials due to inflation and continued global supply chain issues. While we may use derivative contracts to limit our short-term exposure to commodity price volatility, the commodity exposures under these contracts could still be material to our results of operations, cash flows and financial condition. In addition, in periods of declining commodity prices, these derivative contracts may have the short-term effect of increasing our expenditures for these raw materials.

Our failure to attract and retain qualified personnel and other labor constraints, including increases in labor costs, potential labor disputes and work stoppages, could adversely affect our results of operations, cash flows and financial condition.
Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key employees. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration.

Low unemployment rates in the U.S., rising wages, competition for qualified talent and attracting and retaining personnel in remote locations could result in the failure to attract, motivate and retain personnel. This has resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations and we may continue to face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations, cash flows and financial condition.

As of December 25, 2022, approximately 33 percent of our associates worked under collective bargaining agreements. These collective bargaining agreements are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized employees upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

COVID-19 has impacted our business and may cause further disruptions to our business, results of operations and financial condition.
The COVID-19 pandemic has had an impact on many aspects of our business and operations and may continue to impact us in the future, including impacting our ability to efficiently operate our facilities, the ability of our suppliers to supply and manufacture key inputs, availability and cost of transportation and logistics, customer behaviors, our employees, the dealers and retailers who sell our products, and the market generally. Our business could be negatively impacted over the longer term if the disruptions related to COVID-19 decrease consumer confidence and housing investments, or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products. The COVID-19 pandemic may also exacerbate certain of the other risks described in this “Risk Factors” section.

The COVID-19 pandemic has also resulted in and is expected to continue to result in operational challenges in the manufacturing of our products and the operation of the related domestic and international supply chains supporting our ability to manufacture our products and distribute them through our channels. Restrictions on or disruptions of transportation or increased border controls or closures, or other impacts on domestic and global supply chains or distribution channels, could increase our raw materials and commodity costs, increase demand for raw materials and commodities from competing purchasers, limit our ability to manufacture and distribute products to meet customer demand or otherwise have a material adverse effect on our results of operations, cash flows and financial condition.

We may experience delays or outages in our information technology systems and computer networks. We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal and operational consequences.
We, like most companies, may be subject to information technology system failures and network disruptions caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. We rely upon information technology systems and infrastructure, including support provided by third parties, to support our business, our products and our customers. Our businesses may implement digital systems or technologies, enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. We may not be able to successfully implement these projects without experiencing difficulties. Any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

We routinely rely on systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters, as well as information technology systems and infrastructure to aid us in the collection, use, storage and transfer and other processing of data including confidential, business, financial, and personal information. Security threats, including cyber and other attacks, are becoming increasingly sophisticated, frequent and adaptive. In addition, a greater number of our employees are working remotely in response to the COVID-19 pandemic, which (among other things) could expose us to greater risks related to cybersecurity and our information technology systems. Third-party systems that we rely upon could also become vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. We believe we devote appropriate resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. Breaches and breakdowns affecting our information technology systems or protected data could have an adverse effect on our business, results of operations, cash flows and financial condition.

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.
We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Mexico, Canada and Asia. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including viral pandemics such as COVID-19), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by international trade regulations, including duties, tariffs and anti-dumping penalties. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics, economic policies or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from Asia where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Disruption of operations could adversely affect our results of operations, cash flows and financial condition.
We manufacture a significant portion of the products we sell. Any prolonged disruption in our manufacturing operations, whether due to technical or labor difficulties, continued labor shortages, transportation-related shortages, supply chain constraints, COVID-19, weather conditions (including due to the impacts of climate change, particularly for those facilities near any shorelines or in any other area traditionally impacted by extreme weather), lack of raw material or component availability, startup inefficiencies for new operations, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position and adversely affect our results of operations, cash flows and financial condition.

Our inability to obtain raw materials and finished goods in a timely and cost-effective manner from suppliers could adversely affect our ability to manufacture and market our products.
We purchase raw materials to be used in manufacturing our products and also rely on third-party manufacturers to produce certain of the finished goods we sell. We often opt not to enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances we maintain single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent us from manufacturing or obtaining the finished goods necessary to meet customer demand. If we are unable to meet customer demand, there could be an adverse effect on our results of operations, cash flows and financial condition.

We are dependent on third-party suppliers and service providers.
We are dependent on third parties for many of our products and components and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depend on our ability to obtain an adequate and timely supply of products and components. Failure of our suppliers to timely provide us quality products or services on commercially reasonable terms or to comply with applicable legal and regulatory requirements, could have an adverse effect on our results of operations, cash flows and financial condition or could damage our reputation. The operations of the third parties we depend on could be impacted by changing laws, regulations and policies, including those related to climate change, labor availability, cybersecurity attacks and by adverse weather conditions, pandemics, and other force majeure events, any of which could result in disruptions to their operations and result in shortages of supply, assertion of force majeure contract provisions and increases in the prices they charge for the raw materials, components and products they produce. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and may adversely affect our results of operations, cash flows and financial condition.

Many of the suppliers we rely upon are located in foreign countries. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. We may experience constraints on and disruptions to transporting our raw materials, components and products from our international suppliers and may have to pay higher transportation costs. If we are unable to effectively manage our supply chain or if we experience transportation constraints, disruptions and higher costs for timely delivery of our products or components, our results of operations, cash flows and financial condition could be adversely affected.

Risks associated with strategic acquisitions and joint ventures could adversely affect our results of operations, cash flows and financial condition.
We will consider acquisitions and joint ventures as a means of enhancing stockholder value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers; the inability to achieve the expected financial results and benefits of transactions; the loss of key employees from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; and diversion of management’s attention from other business and strategic matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in dilution in earnings per share and return on capital.

Impairment charges could have a material adverse effect on our financial results.
Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. In 2022, we recognized impairment charges of $46.4 million, consisting of $38.8 million related to an indefinite-lived tradename, and $7.6 million related to another indefinite-lived tradename. No impairments were recorded during our 2021 fiscal year. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower than forecasted revenues, actual new construction and R&R growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Our pension costs and funding requirements could increase as a result of volatility in the financial markets and changes in interest rates and actuarial assumptions.
Increases in the costs of pension benefits may continue and negatively affect our business as a result of: the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; and changes to our investment strategy that may impact our expected return on pension plan asset assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plan may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

We have debt obligations, and may in the future incur, additional debt obligations that could adversely affect our business and profitability and our ability to meet our other obligations.
Our total debt was approximately $985.0 million at December 25, 2022. This debt could potentially have important consequences to us and our debt and equity investors, including:

•requiring a substantial portion of our cash flow from operations to make interest payments, which could reduce our profitability;
•making it more difficult to satisfy debt service and other obligations;
•if we have a credit rating, increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

To the extent that we incur additional indebtedness, the foregoing risks could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

Risks Related to Litigation and Regulations

Changes in government and industry regulatory standards could adversely affect our results of operations, cash flows and financial condition.
Government regulations and policies pertaining to trade agreements, health and safety (including protection of employees as well as consumers), taxes and environment (including those specific to climate change and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. There are many government and industry regulatory standards focused on wood, including the Toxic Substance Control Act and the Lacey Act. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our results of operations, cash flows and financial condition.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations, cash flows and financial condition.
We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, product recalls, personal injury claims, construction defects and home warranty claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our results of operations, cash flows and financial condition.

We are subject to product safety regulations, recalls and direct claims for product liability that can result in significant liability and, regardless of the ultimate outcome, can be costly to defend. As a result of the difficulty of controlling the quality of products or components sourced from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

Our failure to comply with laws, government regulations and other requirements could adversely affect our results of operations, cash flows and financial condition.
We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:

•securities matters;
•taxation;
•anti-bribery/anti-corruption;
•employment and labor matters;
•wage and hour matters;
•environment, health and safety matters;
•the protection of employees and consumers;
•product safety and performance;
•competition practices;
•trade, including duties and tariffs;
•data privacy and the collection and storage of information; and
•climate change and protection of the environment.

In addition to complying with current requirements and known future requirements, we may be subject to new or more stringent requirements in the future.

As we sell new types of products or existing products in new geographic areas or channels, we are subject to the requirements applicable to those sales. Compliance with new or changed laws, regulations and other requirements, including as a part of government or industry response to climate change, may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. These compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and other requirements, our results of operations, cash flows and financial condition could be adversely affected.

We may be subject to significant compliance costs, as well as liabilities under environmental, health, and safety laws and regulations.
Our past and present operations, assets and products are subject to extensive environmental laws and regulations at the federal, state, and local level worldwide. These laws regulate, among other things, traceability of our wood sources, air emissions, the discharge or release of materials into the environment, the handling and disposal of wastes, remediation of contaminated sites, worker health and safety, and the impact of products on human health and safety and the environment. Under certain of these laws, liability for contaminated property may be imposed on current or former owners or operators of the property or on parties that generated or arranged for waste sent to the property for disposal. Liability under these laws may be joint and several and may be imposed without regard to fault or the legality of the activity giving rise to the contamination. Notwithstanding our compliance efforts, we may still face material liability, limitations on our operations, fines, or penalties for violations of environmental, health, and safety laws and regulations, including releases of regulated materials and contamination by us or previous occupants at our current or former properties or at offsite disposal locations we use.

The applicable environmental, health, and safety laws and regulations, and any changes to them or in their enforcement, may require us to make material expenditures with respect to ongoing compliance with or remediation under these laws and regulations or require that we modify our products or processes in a manner that increases our costs and/or reduces our profitability. For example, additional pollution control equipment, process changes, or other environmental control measures may be needed at some of our facilities to meet future requirements. In addition, discovery of currently unknown or unanticipated soil or groundwater conditions at our properties could result in significant liabilities and costs. Accordingly, we are unable to predict the exact future costs of compliance with or liability under environmental, health, and safety laws and regulations.

Climate change and related legislative and regulatory initiatives could adversely affect our business and results of operations.
Concerns over the long-term effects of climate change have led to, and we expect will continue to lead to governmental efforts around the world to mitigate those effects, including potential changes to wood sourcing practices. We will need to respond to any new laws and regulations as well as to consumer, investor and business preferences resulting from climate change concerns, which may increase our operational complexity and result in costs to us in order to comply with any new laws, regulations or preferences. Further, the effects of climate change may negatively impact international, regional and local economic activity, which may lower demand for our products or disrupt our manufacturing or distribution operations. Additionally, sustained changes to the climate may impact the growing patterns or locations of some of the species of wood we use, resulting in increased costs or shortages. Overall, climate change, its effects and the resulting, unknown impact on government regulation, consumer, investor and business preferences could have a long-term adverse effect on our business and results of operations.

ESG matters may adversely impact our business and reputation.
In addition to the importance of their financial performance, companies are increasingly being judged by their performance on a variety of Environmental, Social and Governance (“ESG”) matters.

In light of the increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations as to our proper role. Any failure or perceived failure by us in this regard could adversely impact our business and reputation.

Changes in tax laws or regulations may have a negative impact on our results of operations, cash flows and financial condition.
The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The determination of the Company’s income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations, and related legislation.

New income, sales, use, or other tax laws, treaties, statutes, rules, regulations, or court rulings could be enacted at any time, which could adversely affect our business operations and financial performance. Additionally, existing tax laws, treaties, statutes, rules, regulations, or court rulings could be interpreted, changed, modified, or applied adversely to us.

The U.S. Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017, made broad and complex changes to the U.S. tax code that are subject to continuous guidance and interpretation. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020, and includes several measures intended to assist companies during the COVID-19 pandemic, including temporary changes to income and non-income-based laws. The Organization for Economic Cooperation and Development (“OECD”) initiatives, including the Global Anti-Base Erosion proposal envisaging global minimum taxation known as Pillar Two, represent significant changes that could have a material effect upon our effective tax rate, future earnings, and cash flows. The United Nations (“UN”) initiatives could affect global tax policy and related tax conventions. The European Union maintains a focus on the taxation of multinational companies, including an agreement to adopt the OECD’s Pillar Two reform of international taxation for its member states. With continuous changes in the U.S. Government and legislatures in various states corresponding with the respective election cycles, there is an increased likelihood of additional tax legislation being passed in the near future, which could also have an adverse impact on our effective tax rate, future earnings, and cash flows.

We regularly undergo tax audits in various jurisdictions in which our products are sold. Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination with respect to any tax audits, and related litigation, could be materially different from our estimates or from our historical results in the periods for which that determination is made. In addition, future period results of operations, cash flows and financial condition may be adversely impacted by litigation costs, settlements, interest, and/or penalty assessments.

Our inability to secure and protect our intellectual property rights could negatively impact revenues and brand reputation.
We have many patents, trademarks, brand names, trade names and trade secrets that, in the aggregate, are important to our business. Unauthorized use of these intellectual property rights or other loss of our intellectual property may not only erode sales of our products, but may also cause us to incur substantial significant damage to our brand name and reputation, interfere with our ability to effectively represent our self to our customers, contractors and suppliers and increase litigation costs. There can be no assurance that our efforts to protect our intellectual property will be effective. In addition, existing patent, trade secret and trademark laws offer only limited protection, and the laws of some countries in which our products are or may be developed, manufactured or sold may not fully protect our intellectual property from infringement by others. There can be no assurance that our efforts to assess possible third party intellectual property rights will ensure our ability to manufacture, distribute, market or sell our products in any given country or territory. Furthermore, others may assert claims of intellectual property infringement, misappropriation or violation against us or our customers that may require us to incur significant expense to defend such claims or indemnify our customers.

Risks Related to the Separation and Distribution

We have a very short operating history as an independent, publicly-traded company, and our historical consolidated financial statements are not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be reliable indicators of our future results.
Our historical consolidated financial statements included in this Annual Report on Form 10-K do not necessarily reflect the results of operations, cash flows and financial condition that we would have achieved as an independent, publicly-traded company during the periods presented or those that we will achieve in the future, including as a result of the following factors:

•Historically, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have been financed by Fortune Brands. Additionally, Fortune Brands has historically managed and retained cash we have generated. Following completion of the Separation as of December 14, 2022, Fortune Brands no longer provides us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Fortune Brands, we have obtained and may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, and such arrangements may not be available to us or available on terms that are as favorable as those we could have obtained when we were part of Fortune Brands.

•Prior to the Separation, our business was operated by Fortune Brands as part of its broader corporate organization, rather than as an independent company. Fortune Brands has historically performed various corporate functions for us, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions, including the board of directors and related committees, internal audit and external reporting. Our historical consolidated financial statements reflect allocations of corporate expenses from Fortune Brands for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as an independent, publicly-traded company.

•Prior to the Separation that occurred on December 14, 2022, we took advantage of Fortune Brands’ overall size and scope to obtain more advantageous procurement terms. After the Separation, as a standalone company, we may be unable to obtain similar arrangements to the same extent as Fortune Brands did, or on terms as favorable as those Fortune obtained.

•Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operation as a company separate from Fortune Brands.

Following the Separation and Distribution, our financial profile has changed, and we are a smaller, less diversified company than Fortune Brands prior to the Separation and Distribution.
The Separation and Distribution resulted in us and Fortune Brands being smaller, less diversified companies with more limited businesses concentrated in their respective industries. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our results of operations, cash flows and financial condition. In addition, the diversification of our revenues, costs and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. Following the Separation and Distribution, we may also lose capital allocation efficiency and flexibility, as we will no longer be able to use cash flow from Fortune Brands to fund our business.

We may be unable to achieve some or all of the benefits that we expect to achieve as an independent, publicly- traded company.
By separating from Fortune Brands there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have otherwise been while we were still a part of Fortune Brands. As part of Fortune Brands, we were able to enjoy certain benefits from Fortune Brands’ operating diversity, borrowing leverage and available capital for investments, which benefits are no longer available to us after we have separated from Fortune Brands.

As an independent, publicly-traded company, we believe that our businesses now benefit from, among other things, sharpened focus on the financial and operational resources of our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the characteristics and strategic decisions of our businesses. We anticipate this will allow us to respond more effectively to industry dynamics and to allow us to create effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the expected benefits.

Separating from Fortune Brands into an independent, publicly-traded company is subject to various risks and uncertainties, and involves significant time and expense, which could disrupt or adversely affect our business.
In December 2022, we and Fortune Brands separated into two independent, publicly-traded companies. The ultimate Separation costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the Separation is not well executed, or if the expected benefits of the Separation are not realized. Executing the Separation required significant amounts of management’s time and effort. Other challenges associated with effectively executing the Separation included: attracting, retaining and motivating employees during the pendency of the Separation and following its completion; addressing disruptions to our supply chain, manufacturing, sales and distribution and other operations resulting from separating Fortune Brands into two independent companies; and separating Fortune Brands’ information systems.

The terms we received in our agreements with Fortune Brands could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
The agreements we entered into with Fortune Brands in connection with the Separation, including the Separation and Distribution Agreement, a tax allocation agreement (the “Tax Allocation Agreement”), a Transition Services Agreement and an employee matters agreement (the “Employee Matters Agreement”), were prepared in the context of the Separation while we were still a wholly-owned subsidiary of Fortune Brands. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board of Directors or a management team that was independent of Fortune Brands. As a result, the terms of those agreements may not reflect terms that would have resulted from negotiations between unaffiliated third parties.

Fortune Brands may fail to perform under various transaction agreements that were executed as part of the Separation, which could cause us to incur expenses or losses we would not otherwise incur.
In connection with the Separation and prior to the Distribution, we and Fortune Brands entered into the Separation and Distribution Agreement and also entered into various other agreements, including a Tax Allocation Agreement, a Transition Services Agreement and an Employee Matters Agreement. The Separation and Distribution Agreement, the Tax Allocation Agreement and the Employee Matters Agreement determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and includes any necessary indemnifications related to liabilities and obligations. The Employee Matters Agreement also provides for the establishment or amendment of certain employee benefit arrangements and the conversion or adjustment of equity incentive awards. The Transition Services Agreement provides for the performance of certain services by each company for the benefit of the other generally for a term of up to 24 months after the Separation. We will rely on Fortune Brands to satisfy its performance and payment obligations under these agreements. If Fortune Brands is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

In connection with the Separation, each of Fortune Brands and MasterBrand are indemnifying each other for certain liabilities. If we are required to pay under these indemnities to Fortune Brands, our results of operations, cash flows and financial condition could be negatively impacted. The Fortune Brands indemnities may not be sufficient to hold MasterBrand harmless from the full amount of liabilities for which Fortune Brands will be allocated responsibility, and Fortune Brands may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement and certain other agreements between Fortune Brands and us, each party agrees to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Fortune Brands are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Fortune Brands has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from Fortune

Brands for our benefit may not be sufficient to protect us against the full amount of such liabilities, and Fortune Brands may not be able to fully satisfy its indemnification obligations, and we could incur operational difficulties or losses.

Moreover, even if we ultimately succeed in recovering from Fortune Brands any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our results of operations, cash flows and financial condition.

We may fail to have necessary systems and services in place when certain of the transaction agreements expire.
If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain Separation transaction agreements expire, we may not be able to operate our business effectively, and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace the remaining systems and services that Fortune Brands currently provides to us. We may incur temporary interruptions in business operations if we cannot transition effectively from Fortune Brands’ existing operating systems, databases and programming languages that support these functions to our own systems. Our failure to implement the new systems and transition our data successfully and cost-effectively could disrupt our business operations and have a material adverse effect on our profitability. In addition, our costs for the operation of these systems may be higher than the amounts reflected in our historical financial statements.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the Distribution. If we are unable to achieve and maintain effective internal controls, our results of operations, cash flows and financial condition could be materially adversely affected.
Our financial results previously were included within the consolidated results of Fortune Brands, and we believe that our reporting and control systems were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Separation and Distribution, we are now directly subject to reporting and other obligations under the Exchange Act. Beginning with our annual report on Form 10-K for our 53-week fiscal year ending December 31, 2023, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources. To comply with these requirements, we may need to upgrade our systems, including information technology, and implement additional financial and management controls, reporting systems and procedures. We expect to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the Distribution, together with certain related transactions, were to fail to qualify as tax-free for U.S. federal income tax purposes, then we, Fortune Brands and our stockholders could be subject to significant tax liability or tax indemnity obligations.
Prior to the Separation, Fortune Brands received a private letter ruling from the Internal Revenue Service (“IRS”) together with a written opinion of counsel to the effect that, among other things, the Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under the Internal Revenue Code of 1986 (the “Code”).

The opinion of counsel does not address any U.S. state or local or foreign tax consequences of the Separation. The opinion of counsel and the private letter ruling rely on certain facts, assumptions, representations and undertakings from Fortune Brands and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, Fortune Brands and its stockholders may not be able to rely on the private letter ruling or the opinion of counsel and could be subject to significant tax liabilities. The opinion of counsel is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the private letter ruling or opinion of counsel, the IRS could determine on audit that the Distribution or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Fortune Brands or us after the Distribution.

If the Distribution were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, each stockholder that is subject to U.S. federal income tax who received our common stock in the Distribution would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in: (1) a taxable dividend to such stockholder to the extent of that such stockholder’s pro rata share of Fortune Brand’s current or accumulated earnings and profits; (2) a reduction in such stockholder’s basis (but not below zero) in Fortune Brand common stock to the extent the amount received exceeds the stockholder’s share of Fortune Brand’s earnings and profits; and (3) taxable gain from the exchange of Fortune Brand common stock to the extent the amount received exceeded the sum of such stockholder’s share of Fortune Brand’s earnings and profits and such stockholder’s basis in its Fortune Brand common stock.

There can be no assurance that we will have access to the capital markets on terms acceptable to us.
From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe that the sources of capital in place at the time of the Distribution will permit us to finance our operations for the foreseeable future on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance; (2) our credit ratings or absence of a credit rating; (3) the liquidity of the overall capital markets; and (4) the state of the economy, including the housing market. There can be no assurance, particularly as a new company with no credit rating, that we will have access to the capital markets on terms acceptable to us.

We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution because of certain restrictions relating to requirements for tax-free distributions.
Our ability to engage in significant equity transactions could be limited or restricted after the Distribution in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution by Fortune Brands. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in a corporate level taxable gain to Fortune Brands under Section 355(e) of the Code if 50 percent or more, by vote or value, of shares of our stock or Fortune Brands’ stock are acquired or issued as part of a plan or series of related transactions that includes the Separation. Any acquisitions or issuances of our stock or Fortune Brands’ stock within two years after the Distribution are generally presumed to be part of such a plan, although we or Fortune Brands may be able to rebut that presumption.

To preserve the tax-free treatment to Fortune Brands of the Distribution, under the Tax Allocation Agreement that we entered into with Fortune Brands, we are prohibited from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free for U.S. federal income tax purposes. Further, for the two-year period following the Distribution, without a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law or accounting firm that is acceptable to Fortune Brands acting reasonably and in good faith, we may be prohibited from:

•approving or allowing any transaction that results in a change in ownership of more than a specified percentage of our common stock;
•a redemption of equity securities;
•a sale or other disposition of a specified percentage of our assets;
•an acquisition of a business or assets with equity securities to the extent one or more persons would acquire in excess of a specified percentage of our common stock; or
•engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the Tax Allocation Agreement also provides that we are responsible for any taxes imposed on Fortune Brands or any of its affiliates as a result of the failure of the Distribution to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Distribution by or in respect of us, any of our affiliates or our stockholders. Any such indemnification obligation could adversely affect our results of operations, cash flows and financial condition.

A court could deem the Distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.
A court could deem the Distribution or certain internal restructuring transactions undertaken by Fortune Brands in connection with the Separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our results of operations, cash flows and financial condition. Among other things, the court could require our stockholders to return to Fortune Brands, for the benefit of its creditors, some or all of the shares of our common stock issued in the Distribution, or require us to fund liabilities of other companies involved in the restructuring transaction. Whether a transaction is a fraudulent conveyance or transfer under applicable state law may vary depending upon the jurisdiction whose law is being applied.

Risks Related to Our Common Stock

There was no historical, existing market for our common stock, and a trading market that will provide you with adequate liquidity may not develop for our common stock. Now that our common stock has begun trading, the market price of our shares may fluctuate significantly.
Until the Distribution on December 14, 2022, there was no public market for our common stock. There can be no assurance that an active trading market for our common stock will develop after the Distribution or be sustained in the future. The lack of an active trading market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile. We cannot predict the prices at which our common stock may trade in the future.

Similarly, we cannot predict the long-term effect of the Separation on the trading prices of our common stock. Our common stock has been listed and is being traded on the NYSE under the trading symbol “MBC”. The combined trading prices of the shares of our common stock and Fortune Brands common stock after the Distribution, as adjusted for any changes in the combined capitalization of these companies, may not be equal to or greater than the trading prices of Fortune Brands’ common stock prior to the Distribution. Until the market has fully evaluated the business of Fortune Brands without our business, and fully evaluated us, the price at which Fortune Brands’ or our common stock trades may fluctuate significantly.

Many factors could cause the market price of our common stock to rise and fall, including the following:

•a shift in our investor base;
•our quarterly or annual earnings, or those of other companies in our industry or in similar industries;
•actual or anticipated fluctuations in our operating results;
•success or failure of our business strategy;
•our ability to obtain financing as needed;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in laws and regulations affecting our business;
•announcements by us or our competitors of significant acquisitions or dispositions;
•the failure of securities analysts to cover our common stock after the Distribution;
•changes in earnings estimates by securities analysts or our ability to meet our earnings guidance;
•the operating and stock price performance of other comparable companies; and
•overall market fluctuations and general economic and geopolitical conditions.

Stock markets in general have also experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could negatively affect the trading price of our common stock. Additionally, if any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.

Stockholder percentage ownership in us may be diluted in the future.
In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Our employees have stock-based awards that correspond to shares of our common stock after the Distribution as a result of conversion of their Fortune Brands stock-based awards. The Compensation Committee of our Board of Directors granted additional stock-based awards to our employees after the Distribution. Those awards have a dilutive effect on the number of our shares outstanding, and therefore on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional stock-based awards to our employees under our stock-based compensation plans.

We rely on dividends, distributions, and transfers of funds from our subsidiaries, and we could be harmed if such distributions were not made in the future, because we are a holding company with no operations of our own.
We are a holding company that conducts all of our operations through subsidiaries and our operating income is derived from our subsidiaries. Consequently, we rely on dividends or advances from our subsidiaries. We presently intend to retain future earnings, if any, to finance our business or reduce debt. As a result, we do not currently expect to pay any cash dividends, although we may do so in the future. To the extent that we determine in the future to pay cash dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. The ability of such subsidiaries to pay dividends to us is subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. Such laws and restrictions would restrict our ability to continue operations.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and provisions of Delaware law may prevent or delay an acquisition of us, even if that change may be considered beneficial by some of our stockholders.
The existence of some provisions of our amended and restated certificate of incorporation (“our charter”), our amended and restated bylaws (“our bylaws”) and Delaware law may discourage a future takeover attempt not approved by our Board of Directors but which our stockholders may deem to be in their best interests or in which stockholders may receive a substantial premium for their shares over then current market prices. These provisions include but are not limited to: a classified board of directors with three-year staggered terms (however, beginning with our 2030 annual meeting, all directors will be elected annually); the right of our Board of Directors to issue preferred stock without stockholder approval; no stockholder ability to fill director vacancies; elimination of the rights of our stockholders to act by written consent and call special stockholder meetings; until our Board of Directors is no longer classified, prohibiting stockholders from removing directors other than “for cause”; and rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings.

In addition, following the Separation, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in our best interests or the best interests of our stockholders.

Our charter contains an exclusive forum provision that may discourage lawsuits against us and our directors and officers.
Our charter provides that unless we consent in writing to the selection of an alternative forum, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (1) any state derivative action or proceeding brought or purporting to be brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director or officer of ours to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our charter or our bylaws, (4) any action asserting a claim relating to or involving us governed by the internal affairs doctrine or (5) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our charter will further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty of liability created by the Exchange Act or the rules and regulations thereunder, and as a result, the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision described above. Our stockholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our results of operations, cash flows and financial condition.

We currently do not expect to pay any cash dividends in the short term.
We presently intend to retain future earnings, if any, to finance our business or reduce debt. As a result, we do not currently expect to pay any cash dividends; although we may do so in the future. All decisions regarding payment of future dividends will be made by our Board of Directors from time to time in accordance with applicable law and will depend on our financial condition, earnings, capital requirements, legal requirements, debt covenant requirements, regulatory constraints, industry practice and any other factors that our Board of Directors believes are relevant. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of our common stock that you receive in the Distribution must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment.

General Risk Factors

The obligations associated with being a public company require significant resources and attention from our senior management team.
As a public company with listed equity securities, we need to comply with laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE, with which we were not required to comply with as a subsidiary of a publicly traded company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in implementing or maintaining an effective system of internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require us to devote significant time and us to incur significant expense to remediate any such material weaknesses or significant deficiencies and we may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our financial results, which could materially and adversely affect us.

As a public company with listed equity securities, we will also be required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified by the SEC. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner.

These reporting and other obligations place significant demands on us and our senior management team, and our administrative, operational and accounting resources and may cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures, and expand or outsource our internal audit function. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to public companies could be impaired.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, our stock price and trading volume could decline.
The trading market for shares of our common stock may rely in part on the research and reports that industry or financial analysts publish about us or our business or industry. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or industry, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our principal executive office is located at One MasterBrand Cabinets Drive, Jasper, Indiana, 47546. As of December 25, 2022, we principally operated 48 manufacturing facilities, distribution centers and warehouses throughout North America.

Type of Facility	United States	Mexico	Canada	Total
Manufacturing facilities* ...............................	17	4	2	23
Distribution centers and warehouses** .........	20	5	0	25
Total ..............................................................	37	9	2	48
* Manufacturing facilities include 18 which are owned and 5 which are leased.
** Distribution centers and warehouses include 21 which are leased and 4 which are owned.

We believe these principal properties have been adequately maintained, generally are in good condition and are suitable to meet the demands and production capacities required of our business.

Item 3.    Legal Proceedings

We are defendants in lawsuits that are ordinary routine litigation matters incidental to our business and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, we believe the likelihood of material loss is remote. In the future, such costs could have a materially greater impact on our consolidated results of operations and financial position than in the past.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
Our common stock is listed on the New York Stock Exchange under the trading symbol “MBC”.

We presently intend to retain future earnings, if any, to finance our business or reduce debt. As a result, we do not currently expect to pay any cash dividends in the short term. Our Board of Directors will continue to evaluate dividend payment opportunities on a quarterly basis. There can be no assurance as to when and if future dividends will be paid, or at what level, because the payment of dividends is dependent upon our financial condition, results of operations, capital requirements, debt covenants and other factors deemed relevant by our Board of Directors.

As a holding company, we are a legal entity separate and distinct from our subsidiaries. Accordingly, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries are not limited by long-term debt or other agreements in their abilities to pay cash dividends or to make other distributions with respect to their capital stock or other payments to the Company.

Holders
On March 7, 2023, there were 8,090 record holders of our common stock, par value $0.01 per share. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Stock Performance Graph
As our post-spin fiscal year was less than 30 days, we have not presented a stock performance graph. We will include such a graph beginning with our Quarterly Report on Form 10-Q for our first quarter of fiscal 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the thirteen week period ended December 25, 2022, we did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” regarding business strategies, market potential, future financial performance, and other matters. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could,” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in this Annual Report on Form 10-K.

The forward-looking statements included in this document are made as of the date of this Annual Report on Form 10-K and, except pursuant to any obligations to disclose material information under the federal securities laws, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or circumstances occurring after the date of this Annual Report on Form 10-K.

Some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include:

◦Our ability to develop and expand our business;
◦Our anticipated financial resources and capital spending;
◦Our ability to manage costs;
◦The impact of our dependence on third parties with respect to sourcing our raw materials;
◦Our ability to accurately price our products;
◦Our anticipated future revenues and expectations of operational performance;
◦The effects of competition and consolidation of competitors in our industry;
◦Costs of complying with evolving regulatory requirements and the effect of actual or alleged violations of environmental laws;
◦The effect of climate change and unpredictable seasonal and weather factors;
◦Failure to realize the anticipated benefits of the Separation;
◦Conditions in the housing market in the United States and Canada;
◦The expected strength of our existing customers and consumers;
◦Worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis;
◦Unfavorable or unexpected effects of the Distribution and Separation;
◦The effects of the COVID-19 pandemic or another public health crisis or other unexpected event; and
◦Other statements contained in this Annual Report on Form 10-K regarding items that are not historical facts or that involve predictions.
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying consolidated financial statements of MasterBrand and its consolidated subsidiaries and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations.
MD&A is organized as follows:
•Overview: This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.
•Separation from Fortune Brands: This section provides a general discussion of our Separation from Fortune Brands.
•Basis of Presentation: This section provides a discussion of the basis on which our consolidated financial statements were prepared, including our historical results of operations and adjustments thereto, primarily allocations of general corporate expenses from Fortune Brands.

•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the 52-week period that ended on December 25, 2022 as compared to December 26, 2021. Unless the context otherwise requires, references to years and quarters contained in this Annual Report on Form 10-K pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Annual Report on Form 10-K to: (1) “2022,” “fiscal 2022” or our “2022 fiscal year” refers to our 2022 fiscal year that is a 52-week period that ended on December 25, 2022; (2)“2021,” “fiscal 2021” or our “2021 fiscal year” refers to our 2021 fiscal year that was a 52-week period that ended on December 26, 2021; and (3) “2020,” “fiscal 2020” or our “2020 fiscal year” refers to our 2020 fiscal year that was a 52-week period that ended on December 27, 2020.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our 2022 fiscal year as compared to our 2021 fiscal year. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 25, 2022 and December 26, 2021, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Recently Issued Accounting Standards: This section identifies our adoption of recently issued accounting standards.
•Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Overview
Founded nearly 70 years ago, we are the largest manufacturer of residential cabinets in North America. Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in an improved facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that cannot be easily replicated. We expect to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization to ordering to delivery and installation.
During 2022 as compared to 2021, our net sales grew $420.2 million, or 14.7 percent, as we benefited from favorable price, including price increases which helped to mitigate the impact of cumulative commodity and transportation cost increases, across our product portfolio. Operating income decreased in fiscal 2022 by $31.0 million, or 13.2 percent, as compared to fiscal 2021. This decrease in operating income included the impairment of indefinite-lived tradenames of $46.4 million, additional restructuring charges of $20.9 million as compared to 2021 and $30.1 million of increased corporate expense allocations from Fortune Brands during 2022 as compared to 2021. Aside from these factors, fiscal 2022 benefited from favorable price and manufacturing productivity improvements, partially offset by higher commodity, inbound transportation, distribution and employee-related costs, as well as lower volume.
Separation from Fortune Brands
On April 28, 2022, Fortune Brands announced that its Board of Directors approved in principle a separation of its Cabinets segment into a standalone publicly-traded company (the “Separation”). The Cabinets segment had historically been operated by MBCI. In July 2022, Fortune Brands incorporated MasterBrand, Inc. in the State of Delaware and subscribed to all shares of MasterBrand, Inc.’s common stock upon its incorporation. Following the incorporation of MasterBrand, Inc., the following occurred: (1) Fortune Brands contributed all of the issued and outstanding shares of capital stock of MBCI to MasterBrand, Inc., resulting in MBCI becoming a wholly-owned subsidiary of MasterBrand, Inc. through a transaction between entities under common control; and (2) MBCI was converted into a Delaware limited liability company, MasterBrand Cabinets LLC (collectively, the “Reorganization”).

On December 14, 2022, the Separation was completed by way of a pro rata dividend of our common stock to stockholders of Fortune Brands common stock (the “Distribution”). The Distribution is expected to be generally tax-free for U.S. federal income tax purposes to Fortune Brands, us and Fortune Brands stockholders. On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brand shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date.

Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for all periods presented in the consolidated financial statements have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

In order to govern the ongoing relationships between MasterBrand, Inc. and Fortune Brands after the Separation and to facilitate an orderly transition, the parties entered into a series of agreements including the following:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between MasterBrand, Inc. and Fortune Brands.
•Transition Services Agreement – allows for Fortune Brands and MasterBrand to provide certain transition services to each other for a limited time, up to 24 months following the Separation.
•Tax Allocation Agreement – governs the respective rights, responsibilities and obligations of MasterBrand, Inc. and Fortune Brands with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to MasterBrand, Inc. employees.

Separating the Cabinets segment into a standalone publicly-traded company significantly enhances the long-term growth and return prospects of our Company and offers substantially greater long-term value to stockholders, customers and employees. Moreover, separating the Cabinets segment into an independent, standalone company with publicly-traded stock provides our Company with a number of benefits, including:
•Strategic and Management Focus: The Separation enables our management team to better focus on strengthening our market-leading business and pursue targeted opportunities for long-term growth, profitability, and value creation. Like many of its competitors and peers, our Company believes that it will be more effective in managing its capital structure with credit tied more specifically to its industry and business performance and achieving greater margin expansion by focusing on its operational effectiveness specific to its products. A dedicated management team and board of directors streamlines operational and strategic decision-making, and ensures management incentives are optimized and aligned with our strategic priorities and financial objectives are in line with our industry.
•Resource Allocation and Capital Deployment: The Separation provides us an opportunity to implement a tailored capital structure that ties specifically to our industry and business that provides greater financial and operational flexibility and increased agility. We are better positioned to more effectively allocate resources to address unique operating needs relating to our manufacturing and marketing requirements within our specific markets, invest in strategic priorities that will maximize long-term potential, and manage capital return strategies. Our unique operating needs are tailored towards enhancing the standardization of our processes, including with respect to our supply chain, and the specific manufacturing needs of our products, and strengthening our lean manufacturing capabilities. The Separation provides an opportunity for us to more effectively focus on these unique operating needs and markets.
•Distinct Investment Opportunities and Investor Choice: The Separation creates a compelling investment opportunity for investors based on our unique operating model and financial profile. It also provides investors with enhanced insight into our distinct value drivers and allows for more targeted investment decisions.

Basis of Presentation
Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year and have been principally derived from the consolidated financial statements of our Company and its consolidated subsidiaries using the historical results of operations, and historical basis of assets and liabilities. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our historical financial statements through the date of Separation include allocations of expenses related to certain Fortune Brands corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount or number of facilities, as applicable. Prior to the Separation, total expenses allocated for our 2022, 2021, and 2020 fiscal years were $92.5 million, $62.0 million, and $61.6 million, respectively. Of these allocations, $72.4 million, $42.3 million, and $42.4 million, respectively, were not previously allocated to us for our 2022, 2021, and 2020 fiscal years. Such amounts are primarily included within selling, general and administrative expenses in our consolidated statements of income and comprehensive income. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The income tax amounts in our consolidated financial statements have been calculated on a separate return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the pre-Separation period in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands as of December 25, 2022, is recorded in accounts payable on the Consolidated Balance Sheets.
Following the Separation, a limited number of services that Fortune Brands provided to us, or we provided to them, prior to the Separation will continue to be provided for a period of time under a Transition Services Agreement. We expect to incur certain costs to establish ourselves as a standalone public company, including services provided by our own resources or through third-party service providers relating to corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services, as well as ongoing additional costs associated with operating as an independent, publicly-traded company.
All transactions between us and Fortune Brands previously resulting in related party balances were settled in our consolidated financial statements immediately prior to the Distribution, or were settled shortly thereafter, including by making a distribution of capital by us to Fortune Brands of any remaining related party receivable owed by Fortune Brands to us. For more information regarding related party transactions with Fortune Brands, see Note 20, “Related Party Transactions” of our audited consolidated financial statements within this Annual Report on Form 10-K. Fortune Brands utilized a central approach to treasury management, and we historically participated in related cash pooling arrangements. Our cash and cash equivalents on our consolidated balance sheets represent cash balances held in bank accounts owned by us and our consolidated subsidiaries. Prior to Separation, we had no third-party borrowings. All borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense have not historically been attributed to us as we were not the legal obligor of the debt, and the borrowings are not specifically identifiable to us. However, we incurred indebtedness in connection with the Separation and Distribution, which will result in additional interest expense in future periods.
Results of Operations
The following discussion includes a comparison of results of operations for the fifty-two weeks ended December 25, 2022 compared to the fifty-two weeks ended December 26, 2021. For comparisons of our 2021 fiscal year compared to our 2020 fiscal year and our 2020 fiscal year compared to our 2019 fiscal year, please refer to the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within the Information Statement filed with the SEC on December 1, 2022.

Fiscal 2022 Compared to Fiscal 2021

	Fifty-Two Weeks Ended
(In millions)	December 25, 2022	$ change	% change	December 26, 2021
Net sales	$3,275.5	$420.2	14.7%	$2,855.3
Cost of products sold	2,335.0	263.6	12.7%	2,071.4
Gross Profit	940.5	156.6	20.0%	783.9
Selling, general and administrative expenses	648.5	120.9	22.9%	527.6
Amortization of intangible assets	17.2	(0.6)	(3.4)%	17.8
Asset impairment charges	46.4	46.4	n/m(1)	—
Restructuring charges	25.1	20.9	n/m(1)	4.2
Operating income	203.3	(31.0)	(13.2)%	234.3
Related party interest income, net	(12.9)	(8.3)	180.4%	(4.6)
Interest expense	2.2	2.2	n/m(1)	—
Other expense, net	0.6	—	n/m(1)	0.6
Income before taxes	213.4	(24.9)	(10.4%)	238.3
Income tax expense	58.0	2.3	4.1%	55.7
Net income	$155.4	$(27.2)	(14.9)%	$182.6
__________
(1)Not meaningful.

Net sales
Net sales were $3,275.5 million for 2022 compared to $2,855.3 million for 2021, an increase of $420.2 million, or 14.7 percent. The increase was due to favorable price, including price increases which helped to mitigate the impact of cumulative commodity and transportation cost increases, partially offset by lower sales volume of $41.6 million. Foreign currency impact was $4.8 million unfavorable during 2022 as compared to 2021.

Cost of products sold
Cost of products sold increased by $263.6 million, or 12.7 percent, to $2,335.0 million in 2022 as compared to $2,071.4 million in 2021, primarily due to commodity cost inflation, labor inflation and higher inbound transportation costs. These factors were partially offset by manufacturing productivity improvements, including cost reductions as we move our product portfolio more towards common platforms, and lower sales volume.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $120.9 million, or 22.9 percent, to $648.5 million (19.8 percent of net sales) in 2022 compared to $527.6 million (18.5 percent of net sales) in 2021, primarily due to higher distribution costs ($42.6 million) and employee-related costs ($7.6 million), as well as increased corporate expense allocations from Fortune Brands ($30.1 million), including costs incurred related to the Separation from Fortune Brands. We also incurred $15.4 million of additional costs in 2022 as compared to 2021 directly related to the Separation from Fortune Brands.

Asset impairment charges
During 2022, we incurred $46.4 million of asset impairment charges related to indefinite-lived tradenames. During the second quarter of 2022, we incurred an asset impairment charge of $26.0 million related to an indefinite-lived tradename, as production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename and the recognition of the corresponding asset impairment charge. In the fourth quarter of 2022, we incurred an additional asset impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. In the fourth quarter of 2022, we also incurred an impairment charge of $7.6 million related to another indefinite-lived tradename, due to a shift in customer demand in the fourth quarter from this tradename to a lower price point product, as a result of continued and persistent inflation as well as elevated interest rates and economic uncertainty.

Restructuring charges
Restructuring charges were $25.1 million in 2022 as compared to $4.2 million in 2021. The increase in restructuring charges in 2022 was primarily related to the relocation and closure of certain production facilities within our manufacturing footprint, resulting in a more flexible facility footprint. These restructuring charges are primarily related to severance and other employee-related costs.

Operating income
We recorded operating income of $203.3 million for 2022, compared to operating income of $234.3 million for 2021. The $31.0 million, or 13.2 percent, decrease in operating income included the impairment of indefinite-lived tradenames of $46.4 million, $20.9 million of additional restructuring charges and $30.1 million of increased corporate expense allocations from Fortune Brands during fiscal 2022 as compared to fiscal 2021. We also incurred $15.4 million of additional costs in 2022 as compared to 2021 directly related to the Separation from Fortune Brands. Aside from these factors, fiscal 2022 benefited from favorable price and manufacturing productivity improvements, partially offset by higher commodity, inbound transportation, distribution and employee-related costs, as well as lower volume.

Related party interest income, net
Related party interest income, net, was $12.9 million in 2022 as compared to $4.6 million in 2021. The increase of $8.3 million was primarily due to an increase in a related party loan receivable from Fortune Brands, as excess cash generated by our operations was remitted to Fortune Brands on a regular basis through the cash pooling arrangements up to the date of the Separation, at which time such arrangements ceased.

Interest expense
Upon Separation, we incurred indebtedness in connection with the Separation and Distribution, which resulted in interest expense of $2.2 million in 2022. Prior to Separation, we had no third-party borrowings.

Other expense, net
Other expense, net was $0.6 million in 2022 was comparable to other expense, net of $0.6 million in 2021.

Income taxes
Our consolidated income tax expense, income before taxes, and effective tax rate for the years ended December 25, 2022 and December 26, 2021 were as follows:

	Fifty-Two Weeks Ended
(In millions)	December 25, 2022	December 26, 2021
Income before taxes	$213.4	$238.3
Income tax expense	58.0	55.7
Effective tax rate	27.2%	23.4%

For 2022, the Company’s effective tax rate was 27.2 percent, compared to an effective tax rate of 23.4 percent for 2021. The increase in effective tax rate was primarily the result of state and local income taxes and IRS audit adjustments including recognition of a deferred tax liability for earnings of various foreign entities, partially offset by increased benefits for the release of uncertain tax positions and foreign income taxed at lower rates.

The 2022 effective income tax rate of 27.2 percent was unfavorably impacted by IRS audit adjustments including recognition of a deferred tax liability for earnings of various foreign entities, and state and local income taxes, partially offset by favorable benefits for the release of uncertain tax positions and foreign income taxed at lower rates. The 23.4 percent effective income tax rate for 2021 was unfavorably impacted by state and local income taxes, partially offset by a favorable benefit for the release of uncertain tax positions and foreign income taxed at lower rates.

Net income
Net income was $155.4 million for 2022 compared to $182.6 million for 2021. The $27.2 million, or 14.9 percent, decrease in net income was primarily due to the decrease in operating income.
Liquidity and Capital Resources
Our primary liquidity needs have historically been to support working capital requirements and fund capital expenditures. Prospectively, we may have liquidity needs to finance acquisitions and return cash to stockholders, if and when appropriate. Historically, our principal sources of liquidity have been cash on hand, cash flows from operating activities and financial support from Fortune Brands via participation in Fortune Brands’ centralized approach to treasury, including financing and cash management activities. Subsequent to the Separation, we implemented our own centralized approach to treasury, including cash management performed through cash pooling arrangements. Certain of our entities have standalone cash accounts that are not included in the centralized cash pooling arrangements. All cash balances specifically identifiable to us are included in our consolidated balance sheets and statement of cash flows. The cash flows presented in our consolidated statement of cash flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly-traded company for the periods presented prior to the Separation.
After the Separation, we no longer have financial support from Fortune Brands. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” in this Annual Report on Form 10-K.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750 million term loan and a $500 million revolving credit facility (the “2022 Credit Agreement”). Initial proceeds of $955 million from the credit agreement were received at the time of Separation from Fortune Brands. The proceeds were primarily used to make a cash dividend payment of $940.0 million to Fortune Brands and to pay related fees and expenses at the Separation. The credit agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries.

Interest rates under these facilities are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing, and our net leverage ratio as measured by our Net Leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Net Leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The Net Leverage Ratio may not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. We also are required to maintain a minimum Interest Coverage Ratio of 3.0 to 1.0. The Interest Coverage Ratio is defined as Consolidated EBITDA to consolidated interest expense.

Our 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The $750 million Term Loan has quarterly required amortization payments beginning in March 2023.

As of December 25, 2022, the Company was in compliance with all financial covenants set forth in the 2022 Credit Agreement, and expects to remain in compliance for the foreseeable future.

As of December 25, 2022, we had $985.0 million outstanding in third-party borrowings. We may also incur additional indebtedness in the future.

Cash Flows
Below is a summary of cash flows for the fiscal years ended December 25, 2022 and December 26, 2021.

	For years ended
(In millions)	2022	2021
Net cash provided by operating activities	235.6	148.2
Net cash used in investing activities	(55.9)	(51.5)
Net cash used in financing activities	(215.3)	(109.7)
Effect of foreign exchange rate changes on cash	(4.7)	0.1
Net (decrease) in cash and cash equivalents	$(40.3)	$(12.9)

Fiscal 2022 as compared to Fiscal 2021
Net cash provided by operating activities included net income of $155.4 million in 2022, as compared to net income of $182.6 million in 2021. Net income in 2022 reflected non-cash asset impairment charges of $46.4 million, as well as non-cash restructuring charges of $13.0 million. Both periods reflected increases in inventory, with the increase in inventory in 2022 of $70.1 million the result of increased material costs, as well as an intentional build in inventory in the first half of 2022 in order to mitigate the impact of an uncertain and volatile global supply chain environment. The increase in inventory in 2021 of $58.5 million reflected actions to serve the increased sales volume in 2021 as compared to 2020. Accounts payable in 2022 increased $18.3 million, driven primarily by the $44.1 million payable to Fortune Brands at December 25, 2022, which was mainly related to federal and state income taxes, partially offset by reduced inventory purchasing in the second half of 2022. Accounts payable increased $44.7 million in 2021 as a result of the increased inventory purchases. In 2021, accounts receivable increased $72.2 million due to higher net sales as compared to the prior period, as 2020 was negatively impacted by the COVID-19 pandemic. While net sales increased again in 2022, accounts receivable decreased $13.5 million as a result of collection efforts.

Net cash used in investing activities was $55.9 million in 2022 compared to net cash used in investing activities of $51.5 million in 2021. The increase of $4.4 million was primarily due to continued investment in manufacturing capabilities and technology.

Net cash used in financing activities was $215.3 million in 2022 as compared to $109.7 million in 2021. Financing activities in 2022 reflect the payment of a dividend of $940.0 million to Fortune Brands in conjunction with the Separation. This dividend was funded by the borrowing of $985.0 million of external debt at, and subsequent to, the Separation date. The remaining activity in 2022, as well as that in 2021, primarily reflects our cash remittances to Fortune Brands, net of cash lending from Fortune Brands, to finance our operations prior to the Separation. The financing relationship with Fortune Brands ceased as of the date of Separation.

As of December 25, 2022, approximately $65.9 million of our $101.1 million of consolidated cash and cash equivalents were held at various foreign subsidiaries. Our operations in the United States generate sufficient cash flow to satisfy U.S. operating requirements. Refer to Note 13, “Income Taxes,” to the Consolidated Financial Statements for additional information regarding foreign earnings.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures. We also believe we have access to additional funds from capital markets to fund strategic initiatives.

Customer Credit Risk
We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable were $289.6 million and $305.3 million as of December 25, 2022 and December 26, 2021, respectively, and are recorded at their stated amount less allowances for discounts and doubtful accounts. Allowances for doubtful accounts include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience, existing economic conditions and estimated future collection expectations. In accordance with our policy, our allowance for doubtful accounts was $11.6 million and $2.5 million as of December 25, 2022 and December 26, 2021, respectively. The conditions in the global economy and ongoing market volatility may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for doubtful accounts are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Pension Plan
We sponsor a defined benefit pension plan. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or prior to December 31, 2016. The defined benefit pension plan is funded with a portfolio of investments maintained within our benefit plan trust. As of December 25, 2022, the aggregate fair value of our pension plan assets was $119.4 million, representing 92.6 percent of the accumulated benefit obligation liability. During fiscal 2022, we made pension contributions of approximately $1.1 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

Contractual Obligations and Other Commercial Commitments
The following summarizes our contractual obligations and commitments as of December 25, 2022. Purchase obligations were $234.6 million, of which $223.9 million are due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services and capital expenditures. Total expected future lease payments under non-cancellable operating leases as of December 25, 2022 are $15.2 million in 2023, $13.5 million in 2024, $8.8 million in 2025, $6.2 million in 2026, $5.8 million in 2027 and $9.5 million thereafter.

In addition to the contractual obligations and commitments described above, we also had other corporate commercial commitments for which we are contingently liable as of December 25, 2022. Other corporate commercial commitments include standby letters of credit of $0.4 million as of December 25, 2022. We also have surety bonds outstanding of $3.5 million, of which $3.4 million are due in the next 12 months.

Debt payments due during the next five years as of December 25, 2022 are $18.8 million in 2023, $37.5 million in 2024, $37.5 million in 2025, $37.5 million in 2026, and $853.7 million in 2027. Interest payments due during the next five years as of December 25, 2022 are $70.6 million in 2023, $63.3 million in 2024, $60.8 million in 2025, $58.3 million in 2026, and $48.9 million in 2027.

We do not currently have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

Derivative Financial Instruments
In accordance with Accounting Standards Codification (“ASC”) requirements for derivatives and hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. If the derivative is designated as an effective economic hedge of the net investment in a foreign operation, the changes in the fair value of the derivative is reported in the cumulative translation adjustment section of OCI. Similar to foreign currency translation adjustments, these changes in fair value are recognized in earnings only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency gains (losses) of $4.5 million, $2.9 million, and $(2.3) million (before tax impact) were reclassified into earnings for the 2022, 2021, and 2020 fiscal years, respectively. Based on foreign exchange rates as of December 25, 2022, we estimate that $2.8 million of net derivative gain included in other comprehensive income (“AOCI”) as of December 25, 2022, will be reclassified to earnings within the next twelve months.

Foreign Currency Risk
We have operations in various foreign countries, principally Canada and Mexico. Therefore, changes in the value of the related currencies affect our financial statements when translated into U.S. dollars. Certain anticipated transactions, assets and liabilities are exposed to foreign currency risk. Principal currencies hedged include the Canadian dollar and the Mexican peso. We regularly monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions.

Recently Issued Accounting Standards
The adoption of recent accounting standards, as discussed in Note 2, “Significant Accounting Policies” of our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2, “Significant Accounting Policies” of our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our audited consolidated financial statements are prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities reflected in the financial statements and revenues and expenses reported for the relevant reporting periods. We believe the policies discussed below are our critical accounting policies as they include the more significant, subjective and complex judgments and estimates made when preparing our consolidated financial statements.
Inventories
Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $19.6 million and $13.6 million as of December 25, 2022 and December 26, 2021, respectively.
Goodwill and Indefinite-lived Intangible Assets
In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill is tested for impairment at least annually in the fourth quarter and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.
To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test using a weighting of the income and market approaches. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting unit to determine the reporting unit’s fair value. Our reporting unit is our operating segment. When the estimated fair value of the reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.
The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home R&R spending; management’s sales, operating income and cash flow forecasts; peer company earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples; the market-participant-based discount rate; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and R&R market of the U.S. home products markets drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future operating income and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management.
Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to us indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are: forecasted revenue growth rates; the assumed royalty rates; and the market-participant discount rates.
Our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. home products market, our annual operating plans finalized in the fourth quarter of each fiscal year and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment rates, home prices, interest rates, credit availability, new home starts and the rate of home foreclosures.

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. During our 2022 annual impairment test, we elected to bypass the qualitative testing given the Separation from Fortune Brands and tested all of our indefinite-lived tradenames quantitatively. In 2022, we recognized impairment charges of $46.4 million.
In the second quarter ended June 26, 2022, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter ended June 26, 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter ended December 25, 2022, we incurred an additional asset impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. As of December 25, 2022 and December 26, 2021, the carrying value of this tradename was $46.2 million and $85.0 million, respectively.
In the fourth quarter ended December 25, 2022, we incurred an impairment charge of $7.6 million to another indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation as well as elevated interest rates and economic uncertainty. As of December 25, 2022 and December 26, 2021, the carrying value of this tradename was $19.1 million and $26.7 million, respectively.
In the first quarter ended March 29, 2020, we recognized an impairment charge of $9.5 million related to another indefinite-lived tradename. This charge was primarily the result of lower expected sales of premium cabinetry products related to the impact of COVID-19. As of December 25, 2022 and December 26, 2021, the carrying value of this tradename was $29.1 million.
The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent Level 3 inputs of the fair value hierarchy. See Note 8, “Goodwill and Identifiable Intangible Assets” and Note 10, “Fair Value Measurements” of our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K, for additional information.

The significant assumptions used to estimate the fair values of the tradenames tested quantitatively during the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020 were as follows:

	2022			2021			2020
Unobservable Input	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)
Discount rate	11.9%	12.6%	12.2%	10.9%	11.5%	11.2%	12.8%	13.2%	12.9%
Royalty rate(b)	2.5%	4.0%	3.5%	2.4%	4.0%	3.4%	2.4%	4.0%	3.3%
Long-term revenue growth rate(c)	1.0%	3.0%	2.0%	1.0%	3.0%	2.6%	1.0%	3.0%	2.6%
__________
(a)Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)Selected long-term revenue growth rate within 10-year projection period of the tradenames that were tested quantitatively.
A 50 basis point change in any of the significant assumptions used during the fiscal year ended December 25, 2022 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames, with the exception of the fourth quarter indefinite-lived tradename impairments noted above, which were subject to partial impairments of $20.4 million. A 50 basis point change in any of the significant assumptions used during the fiscal year ended December 26, 2021 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames. Relating to the impaired indefinite-lived tradenames in the fourth quarter of 2022, a 50 basis point change in the discount rate, royalty rate or long-term revenue growth rate at December 25, 2022 would have resulted in an incremental impairment of $2.8 million, $12.2 million and $1.5 million, respectively.
Defined Benefit Plan
We have a defined benefit pension plan in the United States covering many of our employees. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016.

We recognize changes in the fair value of defined benefit pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of defined benefit pension plan assets and the plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each fiscal year. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value the defined benefit plan or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on defined benefit pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses. The pre-tax recognition of actuarial losses was $0.2 million, zero and $0.5 million for our 2022, 2021 and 2020 fiscal years, respectively. The total net actuarial losses in accumulated other comprehensive income for the defined benefit pension plan were $12.8 million and $7.2 million as of December 25, 2022 and December 26, 2021, respectively.
We record amounts relating to the defined benefit plan based on various actuarial assumptions, including discount rates, assumed rates of return, turnover and mortality rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plan are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations. The expected rate of return on plan assets is determined based on the nature of the plan’s investments, our current asset allocation and our expectations for long-term rates of return. The weighted-average long-term expected rate of return on pension plan assets for the fiscal years ended December 25, 2022 and December 26, 2021 was 6.2 percent and 4.5 percent, respectively. The discount rate used to measure obligations is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The bond portfolio used for the selection of the discount rate is from the top quartile of bonds rated by nationally recognized statistical rating organizations, and includes only non-callable bonds and those that are deemed to be sufficiently marketable with a Moody’s credit rating of

Aa or higher. The weighted-average discount rate for defined benefit liabilities as of December 25, 2022 and December 26, 2021 was 5.2 percent and 3.0 percent, respectively.
Below is a table showing pre-tax pension expense (income), including the impact of actuarial losses:

(In millions)	2022	2021	2020
Total pension expense (income)	$(2.0)	$(2.8)	$(0.2)
Actuarial loss component of expense (income) above	0.2	—	0.5
The actuarial losses in 2022 were principally due to negative asset returns, partially offset by the change in discount rates. Discount rates in 2022 used to determine benefit obligations increased by 220 basis points for pension benefits. Discount rates in 2021 used to determine benefit obligations increased by 30 basis points for pension benefits. Our actual loss on plan assets in 2022 was 24.1 percent compared to an actuarial assumption of 4.5 percent expected return. Our actual return on plan assets in 2021 was 7.1 percent compared to an actuarial assumption of 4.8 percent expected return. Significant actuarial losses in future periods would be expected if discount rates decline, actual returns on plan assets are lower than our expected return, or a combination of both occurs.

A 25 basis point change in our discount rate assumption would lead to an increase or decrease in our pension liability of approximately $3.2 million. A 25 basis point change in the long-term rate of return on plan assets used in accounting for our pension plan would have a $0.3 million impact on pension expense. In addition, if required, actuarial gains and losses will be recorded in accordance with our defined benefit plan accounting method as previously described. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Income Taxes
For taxable periods prior to and including the Separation, our operations were included in the consolidated U.S. federal and certain state and local income tax returns of Fortune Brands, as applicable. We filed separate foreign income tax returns. The income tax expense in our Consolidated Financial Statements has been determined on a stand-alone return basis in accordance with ASC Topic 740, Income Taxes, which requires the recognition of income taxes using the liability method. The tax provision and current and deferred tax balances have been prepared on a separate-return basis as if we were a separate filer. Indemnification related tax balances, including allocated amounts of estimated income taxes for the year ended December 25, 2022, will be settled with Fortune Brands pursuant to their filing of the relevant income tax returns, including our operations for taxable periods prior to and including the Separation.

Post-Separation, our income tax provisions are calculated based on our operating footprint, as well as our tax return elections and assertions. For taxable periods ended after the Separation, we will file a consolidated U.S. federal income tax return and various state and local income tax returns. Our foreign income tax returns will continue to be filed on a full-year basis.

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recognition and measurement of deferred tax asset and liability balances, and the corresponding deferred tax expense or benefit, are determined for each tax-paying component in each relevant jurisdiction. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the new tax rate is enacted.

We recognize liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related appeals or litigation processes, if any. We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50 percent of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50 percent likelihood of being sustained, no tax benefit is recorded. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority rulings. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. As of each balance sheet date, unrecognized tax benefits are reassessed and adjusted if our judgment changes as a result of new information, and changes in facts or circumstances. Changes in recognition and measurement estimates are recorded in the Consolidated Statements of Income and Consolidated Balance Sheets in the period in which such changes occur.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that we will not realize some portion or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance in the period in which such changes occur, which would reduce the provision for income taxes.

Customer Program Costs
Customer programs and incentives are a common practice in our business. Our business incurs customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration we will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate, typically as a result of a change in volume expectations.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We are exposed to various market risks, including changes in interest rates, foreign currency exchange rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. The counterparties are major financial institutions.
Interest Rate Risk
We had $985.0 million of external variable rate borrowings as of December 25, 2022. A hypothetical 100 basis point change in interest rates affecting our external borrowings as of December 25, 2022 would increase our borrowing costs by $9.9 million on a pre-tax basis annually.
Foreign Exchange Rate Risk
We enter into forward foreign exchange contracts principally to hedge currency fluctuations in transactions denominated in certain foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions.
The estimated fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations, cash flows or financial condition.
Commodity Price Risk
We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors.

Item 8. Financial Statements and Supplementary Data Consolidated Statements of Income	MasterBrand, Inc.

	For years ended
(In millions, except per share amounts)	2022	2021	2020
NET SALES	$3,275.5	$2,855.3	$2,469.3
Cost of products sold	2,335.0	2,071.4	1,766.3
GROSS PROFIT	940.5	783.9	703.0
Selling, general and administrative expenses	648.5	527.6	473.6
Amortization of intangible assets	17.2	17.8	17.8
Asset impairment charges	46.4	—	9.5
Restructuring charges	25.1	4.2	6.1
OPERATING INCOME	203.3	234.3	196.0
Related party interest income, net	(12.9)	(4.6)	(2.4)
Interest expense	2.2	—	—
Other expense, net	0.6	0.6	2.2
Income before taxes	213.4	238.3	196.2
Income tax expense	58.0	55.7	50.5
NET INCOME	$155.4	$182.6	$145.7
Average Number of Shares of Common Stock Outstanding
Basic	128.0	128.0	128.0
Diluted	129.1	128.0	128.0
Earnings Per Common Share
Basic	$1.21	$1.43	$1.14
Diluted	$1.20	$1.43	$1.14

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income	MasterBrand, Inc.

	For years ended
(In millions)	2022	2021	2020
NET INCOME	$155.4	$182.6	$145.7
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(9.9)	(0.9)	4.2
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during period	7.2	0.5	(1.4)
Less: reclassification adjustment for (gains) losses included in net income	(4.5)	(2.9)	2.3
Unrealized gains (losses) on derivatives	2.7	(2.4)	0.9
Defined benefit plans:
Net actuarial (losses) gains arising during period	(6.1)	9.4	0.2
Less: Amortization of net actuarial loss and curtailment	1.7	—	—
Defined benefit plans	(4.4)	9.4	0.2
Other comprehensive (loss) income, before tax	(11.6)	6.1	5.3
Income tax benefit (expense) related to items of other comprehensive income	1.0	(2.3)	(0.3)
Other comprehensive (loss) income, net of tax	(10.6)	3.8	5.0
COMPREHENSIVE INCOME	$144.8	$186.4	$150.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets	MasterBrand, Inc.

(In millions)	December 25, 2022	December 26, 2021
ASSETS
Current assets
Cash and cash equivalents	$101.1	$141.4
Accounts receivable (net of allowances for credit losses of $11.6 million in 2022 and $2.5 million in 2021)	289.6	305.3
Inventories	373.1	304.3
Other current assets	66.2	59.0
TOTAL CURRENT ASSETS	830.0	810.0
Property, plant and equipment, net of accumulated depreciation	352.6	338.7
Operating lease right-of-use assets, net of accumulated amortization	52.3	61.2
Goodwill	924.2	926.2
Other intangible assets, net of accumulated amortization	349.8	415.7
Related party receivable	—	419.7
Other assets	20.5	33.4
TOTAL ASSETS	$2,529.4	$3,004.9
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	219.2	203.9
Current portion of long-term debt	17.5	—
Current operating lease liabilities	13.9	13.2
Other current liabilities	160.5	147.0
TOTAL CURRENT LIABILITIES	411.1	364.1
Long-term debt	961.5	—
Deferred income taxes	87.3	88.9
Pension and other postretirement plan liabilities	12.2	9.8
Operating lease liabilities	40.7	50.0
Related party payable	—	9.1
Other non-current liabilities	7.4	29.2
TOTAL LIABILITIES	1,520.2	551.1
Commitments (Note 15) and Contingencies (Note 16)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares, issued and outstanding 128.0 million shares as of December 25, 2022)	1.3	—
Paid-in capital	—	272.2
Treasury stock, at cost	(0.1)	—
Accumulated other comprehensive loss	(14.5)	(3.9)
Retained earnings	1,022.5	2,185.5
TOTAL EQUITY	1,009.2	2,453.8
TOTAL LIABILITIES AND EQUITY	$2,529.4	$3,004.9

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows	MasterBrand, Inc.

	For years ended
(In millions)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$155.4	$182.6	$145.7
Non-cash expense (income):
Depreciation	47.3	44.4	48.0
Amortization of intangibles	17.2	17.8	17.8
Restructuring charges, net of cash payments	13.0	(0.4)	(2.1)
Stock-based compensation	10.9	9.3	9.7
Asset impairment charges	46.4	—	9.5
Deferred taxes	2.3	(7.7)	(10.0)
Changes in operating assets and liabilities:
Accounts receivable	13.5	(72.2)	(25.6)
Inventories	(70.1)	(58.5)	(42.3)
Other current assets	(5.3)	(1.7)	(2.3)
Accounts payable	18.3	44.7	32.2
Accrued expenses and other current liabilities	1.8	3.0	22.2
Other items	(15.1)	(13.1)	1.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	235.6	148.2	204.6
INVESTING ACTIVITIES
Capital expenditures(a)	(55.9)	(51.6)	(27.3)
Proceeds from the disposition of assets	—	0.1	0.6
NET CASH USED IN INVESTING ACTIVITIES	(55.9)	(51.5)	(26.7)
FINANCING ACTIVITIES
Issuance of long-term and short-term debt	985.0	—	—
Related party borrowings	2,754.5	2,614.2	2,385.9
Related party repayments	(3,009.4)	(2,767.1)	(2,616.5)
Net contributions from Fortune Brands	5.3	43.7	51.7
Dividend to Fortune Brands	(940.0)	—	—
Payment of financing fees	(10.1)	—	—
Payments of employee taxes withheld from share-based awards	(0.1)	—	—
Shares of common stock returned for taxes	0.2	—	—
Repayment of finance lease facilities	(0.7)	(0.5)	(0.3)
NET CASH USED IN FINANCING ACTIVITIES	(215.3)	(109.7)	(179.2)
Effect of foreign exchange rate changes on cash	(4.7)	0.1	0.8
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(40.3)	$(12.9)	$(0.5)
Cash and cash equivalents at beginning of year	$141.4	$154.3	$154.8
Cash and cash equivalents at end of year	$101.1	$141.4	$154.3
a)Capital expenditures of $1.6 million, $4.1 million and $1.1 million that have not been paid as of December 25, 2022, December 26, 2021 and December 27, 2020, respectively, were excluded from the Consolidated Statement of Cash Flows.
b)Income taxes paid directly to taxing authorities, net of refunds received, were $10.3 million, $15.3 million, and $5.8 million during the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. Prior to the Separation in 2022, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity	MasterBrand, Inc.

	Common Stock
(In millions)	Shares	Amount	Paid-In Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
Balance at December 29, 2019	0.0	$0.0	$157.8	$—	$(12.7)	$1,857.2	$2,002.3
Comprehensive income:
Net income	—	—	—	—	—	145.7	145.7
Other comprehensive income	—	—	—	—	5.0	—	5.0
Stock-based compensation	—	—	9.7	—	—	—	9.7
Net contributions from Fortune Brands	—	—	51.7	—	—	—	51.7
Balance at December 27, 2020	0.0	$0.0	$219.2	$—	$(7.7)	$2,002.9	$2,214.4
Comprehensive income:
Net income	—	—	—	—	—	182.6	182.6
Other comprehensive income	—	—	—	—	3.8	—	3.8
Stock-based compensation	—	—	9.3	—	—	—	9.3
Net contributions from Fortune Brands	—	—	43.7	—	—	—	43.7
Balance at December 26, 2021	—	$—	$272.2	$—	$(3.9)	$2,185.5	$2,453.8
Distribution of MasterBrand, Inc. stock to Fortune Brands shareholders	128.0	$1.3	—		—	—	1.3
Comprehensive income:
Net income	—	—	—	—	—	155.4	155.4
Other comprehensive loss	—	—	—	—	(10.6)	—	(10.6)
Stock-based compensation	—	—	10.9	(0.1)	—	—	10.8
Dividend to Fortune Brands	—	—	—	—	—	(940.0)	(940.0)
Net contributions from (distributions to) Fortune Brands	—	—	110.6	—	—	(105.3)	5.3
Return of capital to Fortune Brands	—	—	(393.7)	—	—	$(273.1)	(666.8)
Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Background and Basis of Presentation
Background MasterBrand, Inc. is a leading manufacturer of residential cabinets in North America with a portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. References to “Cabinets,” “MasterBrand,” “the Company,” “we,” “our” and “us” refer to MasterBrand, Inc. and its consolidated subsidiaries as a whole, unless the context otherwise requires.

On April 28, 2022, Fortune Brands announced that its Board of Directors approved in principle a separation of its Cabinets segment into a standalone publicly-traded company (the “Separation”). The Cabinets segment of Fortune Brands Home & Security, Inc. (“Fortune Brands” or the “Parent”) had historically been operated by MasterBrand Cabinets, Inc. (“MBCI”). In July 2022, Fortune Brands incorporated MasterBrand, Inc. in the State of Delaware and subscribed to all of the shares of MasterBrand, Inc.’s common stock upon its incorporation. Following the incorporation of MasterBrand, Inc., the following occurred: (1) Fortune Brands contributed all of the issued and outstanding shares of capital stock of MBCI to MasterBrand, Inc., resulting in MBCI becoming a wholly-owned subsidiary of MasterBrand, Inc. through a transaction between entities under common control; and (2) MBCI was converted into a Delaware limited liability company, MasterBrand Cabinets LLC (collectively, the “Reorganization”).

On December 14, 2022, the Separation was completed by way of a pro rata dividend of our common stock to stockholders of Fortune Brands common stock (the “Distribution”). On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brand shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for all periods presented in the consolidated financial statements, including Note 19, “Common Stock” and Note 5, “Earnings Per Share,” have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

In order to govern the ongoing relationships between MasterBrand, Inc. and Fortune Brands after the Separation and to facilitate an orderly transition, the parties entered into a series of agreements including the following:

•Separation and Distribution Agreement - sets forth the principal actions to be taken in connection with the separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between MasterBrand, Inc. and Fortune Brands.
•Transition Services Agreement – allows for Fortune Brands and MasterBrand to provide certain transition services to each other for a limited time, up to 24 months following the Separation.
•Tax Allocation Agreement – governs the respective rights, responsibilities and obligations of MasterBrand, Inc. and Fortune Brands with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to MasterBrand, Inc. employees.

Basis of Presentation The accompanying financial statements are now presented on a consolidated basis as the company is a standalone public company. We have historically existed and functioned as a reporting segment of the consolidated business of Fortune Brands up until the Separation on December 14, 2022, at which time we became a standalone public company. Certain information from prior to the Separation on December 14, 2022 was derived from Fortune Brands consolidated financial statements and accounting records. The consolidated financial statements and notes to consolidated financial statements as of and subsequent to December 14, 2022, the date of the Separation, reflect the consolidated financial position, results of operations and cash flows for MasterBrand as an independent company. Prior to the Separation, the consolidated financial statements and notes to consolidated financial statements were prepared on a carve-out basis using the financial statements and accounting records of Fortune Brands. The carve-out basis financial statements represent the historical financial position, results of operations, and cash flows of MasterBrand as they were historically managed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect significant assumptions and allocations. The carve-out financial statements may not include all expenses that would have been incurred had MasterBrand existed as a standalone entity.

Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Fiscal 2022 consisted of 52 weeks ended on December 25, 2022. Fiscal 2021 consisted of 52 weeks ending on December 26, 2021. Fiscal 2020 consisted of 52 weeks ending on December 27, 2020. References herein to years are to our fiscal years.

The consolidated financial statements have been prepared in accordance with GAAP.

The Company has one operating segment based on the nature of products the Company sells, its production and distribution model, the internal management structure and information that is regularly reviewed by the chief executive officer (“CEO”), who is the chief operating decision maker, for the purpose of assessing performance and allocating resources.

The consolidated statements of income include all revenues and costs directly attributable to our business, including costs for facilities, functions, and services we utilize. The consolidated statements of income also include an allocation of expenses related to certain Fortune Brands corporate functions through the Separation, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the 2022, 2021 and 2020 years were $92.5 million, $62.0 million and $61.6 million, respectively, of which $72.4 million, $42.3 million and $42.4 million, respectively, were not previously allocated to us. Such amounts are primarily included within selling, general and administrative expenses in the consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for all of the periods presented. Actual costs that we may have incurred during the time periods we were not a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The consolidated statements of income also include $15.4 million of costs related to the separation from Fortune Brands for the year ended December 25, 2022. The separation related costs include advisory fees, professional fees and other transaction related costs incurred directly by us. These costs are included within selling, general and administrative expenses.

The income tax amounts in the consolidated financial statements have been calculated on a separate-return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the pre-Separation period in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands as of December 25, 2022, is recorded in accounts payable on the Consolidated Balance Sheets.
Following the Separation, a limited number of services that Fortune Brands provided to us, or we provided to them, prior to the Separation are continuing to be provided for a period of time under a Transition Services Agreement. We are now incurring certain costs as a standalone public company, including services provided by our own resources or through third-party service providers relating to corporate functions, including information technology, finance, executive, human resources and legal services, as well as ongoing additional costs associated with operating as an independent, publicly-traded company.

For more information regarding related party transactions with Fortune Brands, see Note 20, “Related Party Transactions,” of our audited consolidated financial statements. Fortune Brands utilized a central approach to treasury management, and we historically participated in related cash pooling arrangements. Our cash and cash equivalents on our consolidated balance sheets represent cash balances held in bank accounts owned by the Company and its subsidiaries. Prior to the Separation, we had no third-party borrowings, and all borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense were not attributed to us as we were not the legal obligor of the debt, and the borrowings were not specifically identifiable to us. However, in connection with the Separation, we completed a financing transaction, which resulted in additional interest expense beginning in the fourth quarter of 2022. See Note 11, “Debt” for additional information.

During the fourth quarter of 2022, we recognized $8.7 million of additional expense in cost of goods sold as an out-of-period adjustment. This adjustment was to correct errors for expenses that should have been recognized of $5.1 million, $1.6 million and $2.0 million in the thirteen weeks ended March 27, 2022, June 26, 2022 and September 25, 2022, respectively. The adjustment did not have any impact on our annual consolidated financial statements for the year ended December 25, 2022.

2.    Significant Accounting Policies
Use of Estimates The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers. See Note 3, “Revenue from Contracts with Customers,” for additional information.

Customer Program Costs Customer programs and incentives are a common practice in our business. Our business incurs customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. These costs are recognized as either a reduction of revenue or within the selling, general and administrative expenses category, depending on the underlying nature of the cost.

We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support, levels of returns and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate, typically as a result of a change in volume expectations.

Cost of Products Sold Cost of products sold includes all costs to make products saleable, including the cost of materials, as well as labor costs, inbound freight, purchasing and receiving costs, inspection costs and internal transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them saleable is included in cost of products sold.

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $209.9 million, $170.1 million and $124.8 million in 2022, 2021 and 2020, respectively.

Advertising costs, which amounted to $69.1 million, $65.6 million and $69.5 million in 2022, 2021 and 2020, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $29.4 million, $24.4 million and $26.4 million in 2022, 2021 and 2020, respectively. Advertising costs recorded in selling, general and administrative expenses were $39.7 million, $41.2 million and $43.1 million in 2022, 2021 and 2020, respectively.

Stock-based Compensation Some of our employees participate in stock-based compensation plans sponsored by the Company. Stock based compensation plans may include stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an employee is required to provide services in exchange for the award. Compensation expense is recorded net of estimated forfeitures. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance share award is based on the average of the high and low share prices on the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the average of the high and low share prices on the date of grant. See Note 17, “Stock-Based Compensation,” for additional information.

Foreign Currency Translation Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the “accumulated other comprehensive income (loss)” (“AOCI”) caption in equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into the functional currency with resulting transaction gains or losses recorded in other expense, net.

Income Taxes The income tax expense in our Consolidated Financial Statements has been determined on a stand-alone return basis in accordance with ASC Topic 740, Income Taxes, which requires the recognition of income taxes using the liability method. The tax provision and current and deferred tax balances have been prepared on a separate-return basis as if the Company were a separate filer. The income taxes of the Company, as presented in the consolidated financial statements, may not be indicative of the income taxes that the Company will incur in the future.

For taxable periods prior to and including the Separation, our operations were included in the consolidated U.S. federal and certain state and local income tax returns of Fortune Brands, as applicable. The Company filed separate foreign income tax returns. Indemnification related tax balances, including allocated amounts of estimated income taxes for the year ended December 25, 2022, will be settled with Fortune Brands pursuant to their filing of relevant income tax returns, including operations of the Company for taxable periods prior to and including the Separation.

Post-Separation, our income tax provisions are calculated based on the Company’s operating footprint, as well as our tax return elections and assertions. Income tax liabilities related to unrecognized tax benefits (“UTBs”), including interest and penalties, are reported as a liability within the Consolidated Balance Sheets based upon tax authorities’ ability to assert the Company may be legally liable for UTBs. For taxable periods ended after the Separation, the Company will file a consolidated U.S. federal income tax return and various state and local income tax returns. The Company’s foreign income tax returns will continue to be filed on a full-year basis.

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The determination of the Company’s income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations, and related legislation. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020, and includes several measures intended to assist companies during the COVID-19 pandemic including temporary changes to income and non-income-based laws. Accordingly, significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and the valuation allowance recorded against deferred tax assets.

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recognition and measurement of deferred tax asset and liability balances, and the corresponding deferred tax expense or benefit, are determined for each tax-paying component in each relevant jurisdiction. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the new tax rate is enacted.

The Company recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related appeals or litigation processes, if any. We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50 percent of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50 percent likelihood of being sustained, no tax benefit is recorded. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority rulings. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. As of each balance sheet date, unrecognized tax benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information, and changes in facts or circumstances Changes in recognition and measurement estimates are recorded in the Consolidated Statement of Income and Consolidated Balance Sheet in the period in which such changes occur.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that we will not realize some portion or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance in the period in which such changes occur, which would reduce the provision for income taxes.

The U.S. Tax Act introduced Global Intangible Low-Taxed Income (“GILTI”), which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. GAAP allows companies to either (i) recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or (ii) account for taxes on GILTI as period costs in the year the tax is incurred. The Company has elected to recognize GILTI tax as a period cost.

The Company recognizes tax-related interest and penalties as a component of income tax expense.

Earnings Per Share Earnings per common share is calculated by dividing net income attributable to MasterBrand, Inc. by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year. For comparative purposes, 2021 and 2020 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution and assume the same basic weighted average shares. For years prior to the Separation, it is assumed that there are no dilutive securities as there were no stock-based awards of MasterBrand outstanding. See Note 5, “Earnings Per Share,” for further discussion.

Cash and Cash Equivalents We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivables by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions. In accordance with this policy, our allowance for credit losses was $11.6 million and $2.5 million as of December 25, 2022 and December 26, 2021, respectively.

Inventories Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out (FIFO) basis and net realizable value being determined on the basis of replacement cost. Inventory costs include direct materials, including freight, labor and manufacturing overhead. Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. If actual market conditions differ from our projections, and our estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required.

Property, Plant and Equipment Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value less costs to sell at the time the assets are being actively marketed for sale. Estimated useful lives of the related assets are as follows:

Buildings and improvements to leaseholds	1 to 40 years
Machinery and equipment	1 to 20 years

Long-lived Assets A long-lived asset (including amortizable identifiable intangible assets) or asset group held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of events or circumstances indicating that its carrying amount may not be recoverable include changes in volume, margin, customers and the industry. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

In 2022, we concluded we had triggering events requiring assessment of impairment for certain of our long-lived assets due to the impairment of certain indefinite-lived tradenames, as well as specific restructuring actions announced in 2022. We performed quantitative impairment analyses during the year and determined there were no impairments of long-lived assets through December 25, 2022.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 33 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

We do not recognize leases with an initial term of twelve months or less on the balance sheet and instead recognize the related lease payments as expense in the consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all asset classes. Additionally, for certain equipment leases, we apply a portfolio approach and account for multiple lease components as a single lease component.

Certain lease agreements include variable rental payments, including rental payments adjusted periodically for inflation. Variable rental payments are expensed during the period they are incurred and therefore are excluded from our lease assets and liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Goodwill and Indefinite-lived Intangible Assets We account for goodwill and other intangible assets in accordance with the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, and account for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date.

Goodwill
Goodwill is tested for impairment at least annually in the fourth quarter and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test using a weighting of the income and market approaches. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. Assessing qualitative factors during 2022 would not have resulted in us performing a quantitative impairment test. In 2022, we elected to bypass the qualitative testing and performed quantitative tests for all goodwill given the Separation from Fortune Brands.

For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine the reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.

The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales, operating income and cash flow forecasts; peer company EBITDA earnings multiples; the market-participant-based discount rate; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and repair and remodel segments of the U.S. home products markets drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future operating income and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management. As a result of the annual impairment assessments performed for 2022, 2021 and 2020, there were no goodwill impairments.

Indefinite-Lived Intangible Assets
Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are forecasted revenue growth rates; the assumed royalty rates; and the market-participant discount rates.

Our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. home products market, our annual operating plans finalized in the fourth quarter of each fiscal year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, interest rates, credit availability, new home starts and the rate of home foreclosures.

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. Utilizing this historical approach during fiscal 2022 would have required us to perform qualitative impairment tests over certain indefinite-lived tradenames. However, we elected to bypass the qualitative testing given the Separation from Fortune Brands and tested all of our indefinite-lived tradenames quantitatively during 2022.

We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. During our 2022 annual impairment test, we elected to quantitatively test the entire $183.1 million of indefinite-lived tradenames. In future years, we would expect to first assess qualitative factors prior to determining the need to perform a quantitative impairment test. During our 2021 annual impairment test, of our $231.8 million indefinite lived tradenames, we tested $180.7 million quantitatively, and the remainder was assessed using qualitative factors. We recognized impairment charges, which are classified as “Asset impairment charges” on our consolidated statements of income, related to certain indefinite-lived tradenames of $46.4 million and $9.5 million in 2022 and 2020, respectively. We did not recognize an impairment charge in 2021. See Note 8, “Goodwill and Identifiable Intangible Assets,” for additional information.

Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

Derivative Financial Instruments In accordance with ASC requirements for Derivatives and Hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income (loss) (“OCI”) and are recognized in the consolidated statement of income when the hedged item affects earnings. If the derivative is designated as an effective economic hedge of the net investment in a foreign operation, the changes in the fair value of the derivative is reported in the cumulative translation adjustment section of OCI. Similar to foreign currency translation adjustments, these changes in fair value are recognized in earnings only when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency gains (losses) of $4.5 million, $2.9 million and $(2.3) million (before tax impact) were reclassified into earnings for the years ended 2022, 2021 and 2020, respectively.

Pension and Postretirement Benefits Other than Pensions We have a pension plan in the United States covering many of the Company’s employees. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation—Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, turnover and mortality rates and health care cost trend rates. We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in excess of 10 percent of the greater of the fair value of pension plan assets and each plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each year. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. For postretirement benefits, our health care trend rate assumptions are based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 14, “Pension and Other Postretirement Plans,” are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

Insurance Reserves We provide for expenses associated with workers’ compensation and product liability obligations when such amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change that would affect the estimated liability.

Litigation Contingencies Our business is subject to risks related to threatened or pending litigation and we are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC Topic 450, Contingencies. We evaluate the measurement of recorded liabilities each reporting period based on the then-current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

Accumulated Other Comprehensive Loss Accumulated Other Comprehensive Loss refers to gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to equity.

Recently Issued Accounting Standards

Accounting Standards Issued and Adopted

Disclosures by Business Entities About Government Assistance
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832). The new guidance, codified in ASC 832, requires business entities that account for transactions with a government by applying a grant or contribution model by analogy to disclose information about government assistance recorded during the period. ASU 2021-10 is effective for all entities for annual reporting periods beginning after December 15, 2021. The adoption of this guidance did not have a material effect on our financial statements.

Simplifying the Accounting for Income Taxes
In December 2020, the FASB issued ASU 2019-12, which intended to simplify accounting for income taxes and improve consistency in application. ASU 2019-12 amended certain elements of income tax accounting, including but not limited to intraperiod tax allocations, step-ups in tax basis of goodwill, and calculating taxes on year-to-date losses in interim periods. The guidance was effective for the Company’s fiscal year beginning December 28, 2020. The adoption of this guidance did not have a material effect on our financial statements.
Accounting Standards Issued, But Not Yet Adopted
There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.    Revenue from Contracts with Customers
Our principal performance obligations are the sale of high quality stock, semi-custom and premium cabinetry, as well as vanities, for the kitchen, bath and other parts of the home (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note 16, “Contingencies and Accrued Product Warranties” for further discussion.

We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical and projected experience for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses. We account for shipping and handling costs that occur after the customer has obtained control of a product as a fulfillment activity (i.e., as an expense) rather than as a promised service (i.e., as a revenue element). These costs are classified within selling, general and administrative expenses.

Settlement of our outstanding accounts receivable balances is normally within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $3.0 million and $2.4 million as of December 25, 2022 and December 26, 2021, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

Net sales to two of the Company’s customers, Lowe’s Companies, Inc. (“Lowe’s”) and The Home Depot, Inc. (“The Home Depot”) each accounted for greater than 10 percent of the Company’s net sales in 2022, 2021 and 2020. Both of these customers have sales included in both the domestic “Retailers” and “International” categories in the disaggregated revenue table below. Net sales to Lowe’s were 20 percent, 18 percent and 21 percent of net sales in 2022, 2021 and 2020, respectively. Net sales to The Home Depot were 17 percent in 2022, and 18 percent of net sales in each of our 2021 and 2020 fiscal years.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for 2022, 2021 and 2020.

(In millions)	December 25, 2022	December 26, 2021	December 27, 2020
Dealers(a)	$1,674.0	$1,489.6	$1,220.0
Retailers(b)	1,083.0	931.4	879.9
Builders	329.8	259.5	219.7
U.S. net sales	3,086.8	2,680.5	2,319.6
International (c)	188.7	174.8	149.7
Net sales	$3,275.5	$2,855.3	$2,469.3
a)Represents sales to customers whose business is oriented towards builders, professional trades and home remodelers, inclusive of sales through our customers’ respective internet website portals.
b)Represents sales to domestic “Do-It-Yourself” retailers, including our two largest customers: 1) The Home Depot, Inc., and 2) Lowe’s Companies, Inc., inclusive of sales through their respective internet website portals.
c)Represents sales in markets outside the United States, principally in Canada and Mexico.
Practical Expedients
Incremental costs of obtaining a contract include only those costs the Company incurs that would not have been incurred if the contract had not been obtained. These costs are required to be recognized as assets and amortized over the period that the related goods or services transfer to the customer. As a practical expedient, we expense as incurred costs to obtain a contract when the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying consolidated statements of income.

Allowance for Credit Losses
Our primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The allowance is based on assessments of current creditworthiness of customers, historical collection experience, the aging of receivables and other currently available evidence. Trade accounts receivable balances are written-off against the allowance if a final determination of uncollectibility is made. All provisions for allowances for doubtful collection of accounts are included in selling, general and administrative expenses.

The following table summarizes the activity for the allowance for the years ended December 25, 2022 and December 26, 2021:

(In millions)	2022	2021
Beginning balance	$2.5	$2.4
Bad debt provision	12.1	1.9
Uncollectible accounts written off, net of recoveries	(3.0)	(1.8)
Ending balance	$11.6	$2.5

4.    Other Expense, Net
The components of other expense, net for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 were as follows:

(In millions)	2022	2021	2020
Pension and postretirement benefits other than pensions	$(1.3)	$(2.0)	$0.6
Foreign currency losses	1.1	1.4	1.3
Other items, net	0.8	1.2	0.3
Total other expense, net	$0.6	$0.6	$2.2
5.    Earnings Per Share
On December 14, 2022, 128.0 million MasterBrand common shares were distributed to Fortune Brands’ shareholders in conjunction with the Separation. For comparative purposes, 2021 and 2020 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution and assume the same basic weighted average shares. In addition, for the fiscal year ended December 25, 2022, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. For years prior to the Separation, it is assumed that there are no dilutive securities as there were no stock-based awards of MasterBrand outstanding.

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020:

(in millions, except per share amounts)	2022	2021	2020
Numerator:
Numerator for basic and diluted earnings per share - Net income	$155.4	$182.6	$145.7
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	128.0	128.0	128.0
Effect of dilutive securities - stock-based awards	1.1	—	—
Denominator for diluted earnings per share - weighted average shares outstanding	129.1	128.0	128.0
Earnings per share:
Basic	$1.21	$1.43	$1.14
Diluted	$1.20	$1.43	$1.14

Approximately 1.3 million shares are excluded from the calculation of diluted earnings per share for the year ended December 25, 2022, because their inclusion would have been anti-dilutive.

6.    Balance Sheet Information
Supplemental information on our year-end consolidated balance sheets is as follows:

(In millions)	2022	2021
Inventories:
Raw materials and supplies	$292.1	$207.8
Work in process	23.6	28.3
Finished products	57.4	68.2
Total inventories	$373.1	$304.3
Property, plant and equipment:
Land and improvements	$32.9	$31.8
Buildings and improvements to leaseholds	304.0	280.6
Machinery and equipment	518.8	487.3
Construction in progress	37.7	46.2
Property, plant and equipment, gross	893.4	845.9
Less: accumulated depreciation	540.8	507.2
Property, plant and equipment, net of accumulated depreciation	$352.6	$338.7
Accounts payable:
Third party	$175.1	$203.9
Fortune Brands (a)	44.1	—
Total accounts payable	$219.2	$203.9
Other current liabilities:
Accrued salaries, wages and other compensation	$49.0	$46.3
Accrued restructuring	15.4	2.4
Accrued taxes	14.3	24.9
Accrued product warranties	11.2	7.0
Other accrued expenses	70.6	66.4
Total other current liabilities	$160.5	$147.0
(a) The $44.1 million payable to Fortune Brands represents various items Fortune Brands paid on our behalf, for which we owe reimbursement, including income taxes incurred prior to the Separation of $32.6 million.

7.    Leases
We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 25, 2022 and December 26, 2021 were immaterial.

Operating lease expense recognized in the consolidated statement of income for the years ended 2022, 2021 and 2020 were $27.4 million, $24.7 million and $21.7 million, respectively, including approximately $11.7 million, $9.4 million and $7.5 million of short-term and variable lease costs for the years ended 2022, 2021 and 2020, respectively.

Other information related to leases was as follows:

(In millions, except lease term and discount rate)	December 25, 2022	December 26, 2021	December 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.4	$14.7	$13.2
Right-of-use assets obtained in exchange for operating lease obligations	$5.2	$35.8	$6.1
Weighted average remaining lease term—operating leases	5.1 years	5.9 years	4.6 years
Weighted average discount rate—operating leases	3.0%	2.8%	3.4%

Total lease payments under non-cancellable operating leases as of December 25, 2022 are expected to be:

(In millions)
Fiscal Years Ending,
2023	$15.2
2024	13.5
2025	8.8
2026	6.2
2027	5.8
Thereafter	9.5
Total lease payments	59.0
Less imputed interest	(4.4)
Total	$54.6
Reported as of December 25, 2022
Current operating lease liabilities	$13.9
Operating lease liabilities (non-current)	40.7
Total	$54.6
8.    Goodwill and Identifiable Intangible Assets
We had goodwill of $924.2 million and $926.2 million as of December 25, 2022 and December 26, 2021, respectively. The change in the net carrying amount of goodwill was as follows:

(In millions)	Total Goodwill
Balance at December 27, 2020	$926.1
2021 translation adjustments	0.1
Balance at December 26, 2021	$926.2
2022 translation adjustments	(2.0)
Balance at December 25, 2022	$924.2
The gross carrying value and accumulated amortization by class of intangible assets as of December 25, 2022 and December 26, 2021 were as follows:

	As of December 25, 2022			As of December 26, 2021
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$183.1	$—	$183.1	$231.8	$—	$231.8
Amortizable intangible assets
Tradenames	10.3	(10.2)	0.1	10.6	(10.2)	0.4
Customer and contractual relationships	362.9	(196.8)	166.1	364.5	(182.4)	182.1
Patents/proprietary technology	11.0	(10.5)	0.5	11.0	(9.6)	1.4
Total	384.2	(217.5)	166.7	386.1	(202.2)	183.9
Total identifiable intangibles	$567.3	$(217.5)	$349.8	$617.9	$(202.2)	$415.7
Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 10 to 20 years, based on the assessment of a number of factors that may impact useful life which include customer attrition rates and other relevant factors. We expect to record annual intangible amortization of $15.3 million in 2023, and $14.7 million annually in 2024, 2025, 2026, and 2027.

In the first quarter of 2020, we recognized an impairment charge of $9.5 million related to an indefinite-lived tradename. This charge was primarily the result of lower expected sales of custom cabinetry products related to the impact of COVID-19. At both December 25, 2022 and December 26, 2021, the carrying value of this tradename was $29.1 million.

In the second quarter of 2022, subsequent to the balance sheet date, we recognized an impairment charge of $26.0 million related to a second indefinite-lived tradename. During the second quarter of 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter of 2022, we recognized an impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. As of December 25, 2022 and December 26, 2021, the carrying value of this tradename was $46.2 million and $85.0 million, respectively.

In the fourth quarter of 2022, we recognized an impairment charge of $7.6 million to a third indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation as well as elevated interest rates and economic uncertainty. As of December 25, 2022 and December 26, 2021, the carrying value of this tradename was $19.1 million and $26.7 million, respectively.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent Level 3 inputs of the fair value hierarchy (refer to Note 10, “Fair Value Measurements” ).

A reduction in the estimated fair value of any of our tradenames could trigger impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: lower than forecasted revenues, more severe impacts of the COVID-19 pandemic than currently expected, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, higher interest rates, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict with certainty the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

There were no impairments of goodwill or indefinite-lived assets for the year ended December 26, 2021. The significant assumptions used to estimate the fair values of the tradenames impaired during the years ended December 25, 2022, and December 27, 2020 were as follows:

	2022			2020
Unobservable Input	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)
Discount rate	11.6%	12.6%	12.1%	14.8%	14.8%	14.8%
Royalty rate(b)	2.5%	3.0%	2.8%	4.0%	4.0%	4.0%
Long-term revenue growth rate(c)	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
__________
a)Weighted by relative fair value of the impaired tradenames.
b)Represents estimated percentage of sales a market-participant would pay to license the impaired tradenames.
c)Selected long-term revenue growth rate within 10-year projection period of the impaired tradenames.

9.    Financial Instruments
We do not enter into financial instruments for trading or speculative purposes. We principally use financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value. The counterparties to derivative contracts are major financial institutions. We are subject to credit risk on these contracts equal to the fair value of these instruments. Management currently believes that the risk of incurring material losses is unlikely and that the losses, if any, would be immaterial to the Company.

We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the consolidated statements of income. The changes in the fair value of cash flow hedges are reported in OCI and are recognized in the consolidated statements of income when the hedged item affects earnings. The changes in fair value for net investment hedges are recognized in the consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity. In addition, changes in the fair value of all economic hedge transactions are immediately recognized in current period earnings.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 25, 2022 was $92.9 million, representing a net settlement asset of $3.2 million. Based on foreign exchange rates as of December 25, 2022, we estimate that $2.8 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of December 25, 2022 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the consolidated balance sheets as of December 25, 2022 and December 26, 2021 were:

(In millions)	Location	2022	2021
Assets:
Foreign exchange contracts	Other current assets	$3.7	$0.5
	Total assets	$3.7	$0.5
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.5	$0.7
	Total liabilities	$0.5	$0.7
The effects of derivative financial instruments on the consolidated statements of income in 2022, 2021 and 2020 were:

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2022
(In millions)	Cost of products sold	Related party interest income, net	Other expense, net
Total amounts per Consolidated Statements of Income	$2,335.0	$(12.9)	$0.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Derivative designated as hedging instruments	—	—	(7.2)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	4.5	—	—

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2021
(In millions)	Cost of products sold	Related party interest income, net	Other income, net
Total amounts per Consolidated Statements of Income	$2,071.4	$4.6	$0.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Derivative designated as hedging instruments	—	—	(0.5)
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	2.9	—	—

	Classification and Amount of Gain (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	2020
(In millions)	Cost of products sold	Related party interest income, net	Other expense, net
Total amounts per Consolidated Statements of Income	$1,766.3	$2.4	$2.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	—	(0.6)
Derivative designated as hedging instruments	—	—	1.0
Gain (loss) on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive (loss) income into income	(2.3)	—	—
The cash flow hedges recognized in other comprehensive income during the period were net gains (losses) of $7.2 million, $0.5 million and $(1.4) million in 2022, 2021 and 2020 respectively.
10.    Fair Value Measurements
ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for pension assets discussed in Note 14, “Pension and Other Postretirement Plans” and certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 8, “Goodwill and Identifiable Intangible Assets.”

Assets and liabilities measured at fair value on a recurring basis as of December 25, 2022 and December 26, 2021 were as follows:

(In millions)	Fair Value
	2022	2021
Assets:
Derivative asset financial instruments (Level 2)	$3.7	$0.5
Deferred compensation program assets (Level 2)	3.6	5.2
Total assets	$7.3	$5.7
Liabilities:
Derivative liability financial instruments (Level 2)	$0.5	$0.7
The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
11.    Debt
The following table provides a summary of the Company’s debt as of December 25, 2022, including the carrying value of the debt less debt issuance costs:

(In millions)	2022
	Current	Long-term
Revolving credit facility due November 2027	$—	$235.0
Term loan due November 2027	18.8	731.3
	$18.8	$966.3
Less: Unamortized debt issuance costs	(1.3)	(4.8)
Total	$17.5	$961.5

On November 18, 2022, the Company entered into a 5-year, $1.25 billion credit agreement, consisting of a $750 million term loan and a $500 million revolving credit facility (the “2022 Credit Agreement”). Initial proceeds from the credit agreement were received at the time of Separation from Fortune Brands and were used to fund the dividend paid to Fortune Brands, with any future proceeds to be used for general corporate purposes. The credit agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries. Total amounts outstanding under the Term Loan and Revolving Credit Facility as of December 25, 2022 were $750.0 million and $235.0 million, respectively. The $750.0 million Term Loan has quarterly required amortization payments beginning in March 2023.

Debt issuance costs related to the 2022 Credit Agreement were $10.1 million and will be amortized over the term of the debt. At December 25, 2022, $0.8 million is included in other current assets, $3.2 million is included in other assets, $1.3 million is included in the current portion of long-term debt and $4.8 million is included in long-term debt in our Consolidated Balance Sheets.

Interest rates under these facilities are variable based on SOFR at the time of the borrowing, and the Company’s net leverage ratio as measured by Net Leverage to Consolidated EBITDA. Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net Leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The Net Leverage Ratio may not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. The Company also is required to maintain a minimum Interest Coverage Ratio, defined as Consolidated EBITDA to consolidated interest expense, of 3.0 to 1.0.

The Company’s 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The Company was in compliance with all of its debt covenants as of December 25, 2022.

Over the next five years, debt due to be paid by the Company is as follows:

(In millions)	Future Debt Payments
2023	$18.8
2024	37.5
2025	37.5
2026	37.5
2027	853.7

Interest paid on debt was $0.3 million in 2022. We did not record any material capitalized interest during 2022, 2021 and 2020.

12.    Restructuring Charges
Restructuring charges of $25.1 million in 2022 are largely related to severance costs and other employee-related costs associated with the relocation and closure of certain production facilities within our manufacturing footprint, resulting in a more flexible facility footprint. These actions included the consolidation of two manufacturing facilities in Winnipeg, Canada into one facility, the idling a manufacturing facility in Newton, Kansas, and the closure of our Lynchburg, Virginia manufacturing facility.

Restructuring charges of $4.2 million in 2021 are largely related to severance costs and costs associated with closing a facility.

Restructuring charges of $6.1 million in 2020 are largely related to headcount actions associated with COVID-19.
Reconciliation of Restructuring Liability

(In millions)	Balance at December 26, 2021	2022 Provision	Cash Expenditures(a)	Balance at December 25, 2022
Workforce reduction costs	$2.2	$24.5	$(11.4)	$15.3
Other	0.2	0.6	(0.7)	0.1
	$2.4	$25.1	$(12.1)	$15.4
a)Cash expenditures primarily related to severance charges.

(In millions)	Balance at December 27, 2020	2021 Provision	Cash Expenditures(a)	Balance at December 26, 2021
Workforce reduction costs	$2.2	$2.9	$(2.9)	$2.2
Other	0.6	1.3	(1.7)	0.2
	$2.8	$4.2	$(4.6)	$2.4
a)Cash expenditures primarily related to severance charges.

13.    Income Taxes
The U.S. Tax Cuts and Jobs Act (“Tax Act”), enacted on December 22, 2017, made broad and complex changes to the U.S. tax code that are subject to continuous guidance and interpretation. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020, and includes several measures intended to assist companies during the COVID-19 pandemic, including temporary changes to income and non-income-based laws. As a result of the Tax Act and global tax policy initiatives, additional legislative and regulatory guidance has been and may continue to be issued, including final regulations that could impact the Company’s effective tax rate in future periods.

For taxable periods prior to and including the Separation, our operations were included in the consolidated U.S. federal and certain state and local income tax returns of Fortune Brands, as applicable. The Company filed separate foreign income tax returns. The tax provisions have been prepared on a separate return basis as if the Company was a separate group of companies under common ownership. The operations have been combined as if the Company was filing on a combined basis for U.S. federal and state income tax purposes, as allowable by law and relevant tax elections.

Post-Separation, as a stand-alone entity, we will file consolidated U.S. federal income tax returns and various state and local income tax returns. The Company’s foreign income tax returns will continue to be filed on a full-year basis. The Company’s deferred taxes and effective tax rate may differ from those in the pre-Separation taxable periods.

The components of income from continuing operations before income taxes were as follows:

(In millions)	2022	2021	2020
Domestic operations	$162.2	$204.0	$142.7
Foreign operations	51.2	34.3	53.5
Income before income taxes	$213.4	$238.3	$196.2
Income tax expense in the consolidated statement of income consisted of the following:

(In millions)	2022	2021	2020
Current
Federal	$30.9	$43.7	$41.9
State	14.2	10.8	9.8
Foreign	10.6	8.9	8.8
Deferred
Federal	3.7	(5.4)	(8.3)
State	(2.3)	(0.2)	(1.7)
Foreign	0.9	(2.1)	—
Total income tax expense	$58.0	$55.7	$50.5
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

(in percentages)	2022	2021	2020
Income tax expense at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.3	3.9	3.3
Foreign taxes at a different rate than U.S. federal statutory income tax rate	(0.4)	(0.2)	(1.5)
Unrecognized tax benefits	(6.6)	(0.5)	2.0
IRS audit adjustments	8.1	—	—
Miscellaneous other, net	0.8	(0.8)	0.9
Effective income tax rate	27.2%	23.4%	25.7%

For 2022, the Company’s effective tax rate was 27.2 percent, compared to an effective tax rate of 23.4 percent for 2021. The increase in effective tax rate was primarily the result of state and local income taxes and IRS audit adjustments including recognition of a deferred tax liability for earnings of various foreign entities, partially offset by increased benefits for the release of uncertain tax positions and foreign income taxed at lower rates.

The 2022 effective income tax rate of 27.2 percent was unfavorably impacted by IRS audit adjustments including recognition of a deferred tax liability for earnings of various foreign entities, and state and local income taxes, partially offset by favorable benefits for the release of uncertain tax positions and foreign income taxed at lower rates. The 23.4 percent effective income tax rate for 2021 was unfavorably impacted by state and local income taxes, partially offset by a favorable benefit for the release of uncertain tax positions and foreign income taxed at lower rates.

For 2021, our effective tax rate was 23.4 percent, compared to an effective tax rate of 25.7 percent for 2020. The decrease in effective tax rate was primarily the result of a favorable benefit for the release of uncertain tax positions, partially offset by higher state and local income taxes and reduction in the benefit for foreign income taxed at lower rates. The 25.7 percent effective income tax rate for 2020 was unfavorably impacted by state and local income taxes and increases in uncertain tax positions that were partially offset by a favorable benefit for foreign income taxed at lower rates.

Deferred income tax assets and liabilities are provided for the impact of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. These temporary differences result in taxable or deductible amounts in future years. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets.

The components of net deferred tax assets (liabilities) as of December 25, 2022 and December 26, 2021 were as follows:

(In millions)	2022	2021
Deferred tax assets:
Compensation and benefits	$14.6	$16.5
Defined benefit plans	2.4	1.0
Capitalized inventories	6.0	7.5
Accounts receivable	18.8	15.5
Operating lease liabilities	14.6	16.2
Other accrued expenses	15.9	17.6
Net operating loss and other tax carryforwards	2.4	1.6
Valuation allowance	(1.2)	(1.2)
Other	4.6	2.8
Total deferred tax assets	78.1	77.5
Deferred tax liabilities:
Fixed assets	(25.3)	(25.2)
Intangible assets	(118.0)	(111.8)
Operating lease assets	(14.0)	(15.9)
Prepaid marketing	(4.1)	(5.3)
Unremitted earnings of foreign subsidiaries	(0.2)	(5.0)
Other	(2.2)	(2.1)
Total deferred tax liabilities	(163.8)	(165.3)
Net deferred tax liability	$(85.7)	$(87.8)

Deferred taxes were classified in the Consolidated Balance Sheets as of December 25, 2022 and December 26, 2021 as follows:

(In millions)	2022	2021
Other assets	$1.6	$1.1
Deferred income taxes	(87.3)	(88.9)
Net deferred tax liability	$(85.7)	$(87.8)

As of December 25, 2022 and December 26, 2021, the Company had deferred tax assets related to net operating losses and other tax credit carryforwards of $2.4 million and $1.6 million, respectively. The net operating losses expire between 2023 and 2042, and the tax credit carryforwards expire between 2023 and 2030.

The Company evaluated its ability to realize tax benefits associated with deferred tax assets and concluded, based on all available positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets are not expected to be realized. Accordingly, a valuation allowance of $1.2 million as of both December 25, 2022 and December 26, 2021 was recorded to reduce the deferred tax assets related to the net operating losses and tax credit carryforwards.

The Company did not make any income tax payments for the post-Separation period of 2022. For the pre-Separation period in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Included in our $44.1 million payable to Fortune Brands at December 25, 2022, within accounts payable on our Consolidated Balance Sheets, are income taxes incurred prior to the Separation of $17.6 million and $15.0 million, for federal income taxes and state income taxes, respectively.

A reconciliation of the Company’s gross change in unrecognized tax benefits (“UTBs”), including accrued interest and penalties, is as follows:

(In millions)	2022	2021	2020
Unrecognized tax benefits—beginning of year	$20.2	$21.5	$18.2
Gross additions—current year tax positions	0.1	0.1	4.3
Gross additions—prior year tax positions	—	0.1	—
Gross reductions—prior year tax positions	(17.8)	(1.5)	(0.8)
Gross reductions—settlements with taxing authorities	(1.3)	—	(0.2)
Unrecognized tax benefits—end of year	$1.2	$20.2	$21.5
Unrecognized tax benefits—accrued interest and penalties	0.5	3.0	3.0
Gross unrecognized tax benefits	$1.7	$23.2	$24.5

The Internal Revenue Service (“IRS”) completed its examination of the Company’s tax filings for 2017 and 2018 in the third quarter of 2022. As a result of closing the IRS examination and other changes to UTBs, the Company realized a $19.0 million net reduction in UTBs, which was partially offset by related tax expenses to adjust current and deferred income tax liabilities. As a result of the IRS audit, the Company is now recognizing a deferred tax liability for various foreign entities whose income is currently includable for U.S. federal income tax purposes.

Post-Separation, liabilities related to UTBs, including interest and penalties, are reported as a liability within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be legally liable for UTBs. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2022, the Company recognized interest and penalty expense of approximately $0.1 million. In 2021 and 2020, the Company recognized interest and penalty expenses of approximately $0.1 million and $0.4 million, respectively.

The amount of UTBs that, if recognized as of December 25, 2022, would affect the Company’s effective tax rate is $1.2 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $0.3 million to $1.2 million primarily as a result of the conclusion of U.S. federal, state, and foreign income tax proceedings or expiration of the relevant statute of limitations.

As of December 25, 2022, the Company believed that it is more-likely-than-not that the tax positions it has taken would be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, interest and/or penalty assessments.

For pre-Separation periods, the Company’s federal income tax returns, and various state income tax returns that included operations of the Company, were filed by Fortune Brands and remain open and subject to examination for tax years after 2018. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2017 and Mexico for years after 2016.

Accumulated foreign earnings and profits of the Company’s foreign subsidiaries as of December 31, 2017 were subject to a deemed repatriation tax and should not be subject to additional U.S. federal income tax upon an actual repatriation of these earnings.

As of December 25, 2022, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. There was no material deferred tax expense recorded for foreign and state tax costs associated with the future remittance of these undistributed earnings. The change in presumption for post-2017 earnings is primarily due to the Company entering into relevant credit obligations post-Separation, for which foreign earnings may be used tax efficiently to partially prepay such obligations. This assertion will be evaluated as warranted based on facts and circumstances.

Accordingly, the Company’s foreign earnings are subject to the general presumption of APB 23, including the 100 percent dividends-received deduction and previously taxed income components, or includable in U.S. federal taxable income as a result of closing the 2017-2018 IRS examination.

14.    Pension and Other Postretirement Plans
We have a pension plan in the United States covering many of the Company’s employees. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2022 relates to benefit accruals for an employee group in Mexico who receive statutorily-mandated retiree health and welfare benefits. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements.

Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value the plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets.

(In millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$173.3	$182.9	$3.5	$2.8
Service cost	—	—	0.5	0.4
Interest cost	5.1	4.7	0.3	0.2
Actuarial (loss) gain	(41.1)	(6.2)	0.4	0.3
Benefits paid	(8.4)	(8.1)	(0.9)	(0.2)
Settlements/Curtailments	$—	$—	$(0.6)	$—
Projected benefit obligation at end of year	$128.9	$173.3	$3.2	$3.5
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$128.9	$173.3	$—	$—
Change in Plan Assets
Fair value of plan assets at beginning of year	$166.2	$160.7	$—	$—
Actual return on plan assets	(39.5)	10.6	—	—
Employer contributions	1.1	3.0	0.9	0.5
Benefits paid	(8.4)	(8.1)	(0.9)	(0.5)
Fair value of plan assets at end of year	$119.4	$166.2	$—	$—
Funded status (Fair value of plan assets less PBO)	$(9.5)	$(7.1)	$(3.2)	$(3.5)

The actuarial loss is primarily a result of the difference in the expected long-term rate of return compared to the actual return on plan assets for the year ended December 25, 2022. The actuarial loss is primarily a result of changes in discount rates from year to year for the year ended December 26, 2021.

The accumulated benefit obligation exceeds the fair value of the pension plan assets. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(In millions)	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Current liabilities	$(0.1)	$(0.1)	$(0.4)	$(0.7)
Noncurrent liabilities	(9.4)	(7.0)	(2.8)	(2.8)
Net amount recognized	$(9.5)	$(7.1)	$(3.2)	$(3.5)
As of December 25, 2022, we utilized an aggregate Pri-2012 mortality table with the Society of Actuaries’ MP-2021 projection scale and an adjustment to reflect increased rates of mortality subsequent to the Society of Actuaries’ MP-2021 projection scale, resulting in an immaterial decrease in plan benefit obligation and ongoing expenses. As of December 26, 2021, we adopted the new Society of Actuaries MP-2021 mortality tables resulting in an immaterial decrease in plan benefit obligation and ongoing expenses.

The amounts in accumulated other comprehensive loss on the Consolidated Balance Sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 27, 2020	$16.4	$0.6
Recognition of actuarial loss	—	(0.2)
Current year actuarial gain	(9.2)	—
Net actuarial loss at December 26, 2021	$7.2	$0.4
Recognition of actuarial loss	(0.2)	(0.4)
Current year actuarial loss	5.8	0.3
Current year net actuarial gain due to curtailment	$—	$(0.3)
Net actuarial loss at December 25, 2022	$12.8	$—
Components of net periodic cost (benefit) were as follows:

Components of Net Periodic Cost (Benefit)	Pension Benefits			Postretirement Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$0.5	$0.4	$0.4
Interest cost	5.1	4.7	5.6	0.3	0.2	0.2
Expected return on plan assets	(7.3)	(7.5)	(6.9)	—	—	—
Recognition of actuarial losses	0.2	—	0.5	0.7	0.2	0.2
Settlement/Curtailment losses / (gains)	—	—	0.6	(0.3)	—	—
Net periodic (benefit) cost	$(2.0)	$(2.8)	$(0.2)	$1.2	$0.8	$0.8

Assumptions	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average assumptions used to determine benefit obligations at balance sheet date:
Discount rate	5.2%	3.0%	2.7%	9.5%	7.8%	7.0%
Weighted-average assumptions used to determine net cost (benefit) for years ended:
Discount rate	3.0%	2.7%	3.3%	8.9%	7.0%	7.5%
Expected long-term rate of return on plan assets	6.2%	4.5%	4.8%	—	—	—
Plan Assets
The fair value of the pension assets by major category of plan assets as of December 25, 2022 and December 26, 2021 were as follows:

(In millions)	Total as of balance sheet date
	2022	2021
Group annuity/insurance contracts (level 3)	$—	$4.8
Collective trusts:
Cash and cash equivalents	5.4	2.5
Equity	31.0	46.3
Fixed income	76.6	102.4
Multi-strategy hedge funds	3.4	4.8
Real estate	3.0	5.4
Total	$119.4	$166.2

A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(In millions)	2022	2021
Beginning of year	$4.8	$4.8
Assets liquidated	(4.8)	—
End of year	$—	$4.8

Our defined benefit plan Master Trust owns a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts, are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $119.4 million and $161.4 million as of December 25, 2022 and December 26, 2021, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 105 day redemption notice period. Investment assets in multi-strategy hedge funds have a 1-year lockup with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 25, 2022, we did not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

Our investment strategy is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The defined benefit asset allocation policy of the plan allows for an equity allocation of up to 75 percent, a fixed income allocation of 25 percent to 100 percent, a cash allocation of up to 25 percent and other investments of up to 20 percent. Asset allocations are based on the underlying liability structure. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our 2023 expected blended long-term rate of return on plan assets of 6.2 percent was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants.

Estimated Future Retirement Benefit Payments
The following retirement benefit payments are expected to be paid:

(In millions)	Pension Benefits	Postretirement Benefits
2023	$8.8	$0.5
2024	9.0	0.4
2025	9.1	0.4
2026	9.2	0.4
2027	9.3	0.4
Years 2028-2032	45.5	2.7

Estimated future retirement benefit payments listed are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to certain participants.

Defined Contribution Plan Contributions
We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $14.0 million, $15.3 million, and $14.3 million in 2022, 2021 and 2020, respectively.

15.    Commitments
Purchase Obligations
Purchase obligations of the Company as of December 25, 2022 were $234.6 million, of which $223.9 million is due within one year. Purchase obligations include contracts for raw materials and finished goods purchases, selling and administrative services, and capital expenditures.

16.    Contingencies and Accrued Product Warranties
Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended 2022, 2021 and 2020.

(In millions)	2022	2021	2020
Reserve balance at the beginning of the year	$7.0	$5.5	$6.2
Provision for warranties issued	39.6	28.1	20.6
Settlements made (in cash or in kind)	(35.4)	(26.6)	(21.3)
Reserve balance at end of year	$11.2	$7.0	$5.5

Litigation
The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to our business and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote.
Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals for the years ended December 25, 2022, December 26, 2021 and December 27, 2020.
17.    Stock-Based Compensation
Prior to the Separation, certain of Cabinets’ employees participated in stock-based compensation plans sponsored by Fortune Brands. In connection with the Separation, stock compensation awards granted under the Fortune Brands’ Long-Term Incentive Plans were adjusted as follows:

•Vested and unvested stock options were adjusted so that the grantee holds options to purchase MasterBrand, Inc. common shares.

•The adjustment to the stock options was intended to generally preserve the intrinsic value of each original option grant and the ratio of the exercise price to the fair market value of Fortune Brands’ common shares on December 14, 2022.

•For unvested performance share awards, progress against the targets was projected as of the conclusion of our fiscal third quarter of 2022. The unvested performance share awards were then converted into awards of restricted stock units.

•Unvested restricted stock awards were replaced with adjusted, substitute awards for restricted shares or units, as applicable, of MasterBrand, Inc. common shares. The new awards of restricted stock were intended to generally preserve the intrinsic value of the original award determined as of December 14, 2022.

•Vesting periods of all awards described above were unaffected by the adjustment and substitution.

Subsequent to the Separation, certain of the Company’s employees participate in a stock-based compensation plan sponsored by MasterBrand, Inc. Our stock based compensation plan, the MasterBrand, Inc. 2022 Long-Term Incentive Plan (the “Plan”), includes stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. As of December 25, 2022, approximately 11.1 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to existing awards under the Plan may be recycled back into the total numbers of shares available for issuance under the Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares of MasterBrand, Inc.

Stock-based compensation expense, including expense recognized under both the Fortune Brands’ Long-Term Incentive Plans and the MasterBrand, Inc. 2022 Long-Term Incentive Plan, was as follows:

(In millions)	2022	2021	2020
Performance awards	$3.2	$2.3	$3.1
Restricted stock units	6.2	6.2	5.9
Stock option awards	1.5	0.8	0.7
Total pre-tax expense	10.9	9.3	9.7
Tax benefit	3.0	2.0	2.5
Total after tax expense	$7.9	$7.3	$7.2

Compensation expense for 2022 includes the recognition of $0.7 million of incremental compensation expense in the fourth quarter of 2022 resulting from the adjustment and substitution of awards settled in MasterBrand, Inc. stock.

Performance Share Awards
Performance share awards were granted to officers and certain employees of the Company and represent the right to earn shares of MasterBrand, Inc. common stock based on the achievement of their company-wide non-GAAP performance conditions, including average adjusted return on net tangible assets and cumulative adjusted EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

Upon Separation, the progress against the targets for all outstanding performance share awards was projected as of the conclusion of our fiscal third quarter of 2022, and were converted into awards of Restricted Stock Units, and the vesting periods of the performance share awards were unaffected by the adjustment and substitution. The fair value of performance share awards that vested during 2022 was $1.5 million (245,111 shares, as converted to MasterBrand, Inc. common stock). As of December 25, 2022, there were no unvested performance share awards outstanding.

Restricted Stock Units
Restricted stock units (“RSUs”) have been granted to officers and certain employees of the Company and represent the right to receive shares of MasterBrand, Inc. common stock subject to continued employment through each vesting date. RSUs generally vest ratably over a three-year period (i.e., 1/3 vests on the 1st anniversary of the grant date, 1/3 vests on the 2nd anniversary of the grant date, and 1/3 vests on the 3rd anniversary of the grant date). In addition, certain employees can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each RSU granted by using the average of the high and low share prices on the date of grant.

The following table summarizes activity with respect to RSUs outstanding under the MasterBrand, Inc. Plan:

	Number of Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Non-vested at December 14, 2022	—	$—
Awards converted from Fortune Brands	2,133,999	$9.92
Granted	1,812,171	$7.88
Vested	(21,194)	$10.26
Forfeited	—	$—
Non-vested at December 25, 2022	3,924,976	$8.98

The remaining unrecognized pre-tax compensation cost related to RSUs at December 25, 2022 was approximately $22.7 million, and the weighted-average period of time over which this cost will be recognized is 2.51 years. The fair value of RSUs that vested (including Fortune Brand’s RSUs that vested prior to the Separation) during 2022, 2021 and 2020 was $6.1 million, $6.6 million and $6.9 million, respectively.

Stock Option Awards
Stock options were granted to officers and certain employees of the Company and represent the right to purchase shares of MasterBrand, Inc. common stock subject to continued employment through each vesting date. Stock options granted under the Plan generally vest over a three-year period and generally have a maturity of ten years from the grant date.

All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. We recognize compensation expense on awards on a straight-line basis over the requisite service period for the entire award.

MasterBrand, Inc. did not grant any stock options in fiscal 2022 subsequent to the Separation. The fair value of MasterBrand, Inc. options granted in future periods will be estimated at the date of grant using a Black-Scholes option pricing model with assumptions for current expected dividend yield, expected volatility, risk-free interest rate, and an expected term.

A summary of MasterBrand, Inc. stock option activity for the year ended December 25, 2022 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 14, 2022	—	$—
Awards converted from Fortune Brands	1,334,292	$9.36
Granted	—	$—
Exercised	—	$—
Expired/forfeited	—	$—
Outstanding at December 25, 2022	1,334,292	$9.36
Options outstanding and exercisable at December 25, 2022 were as follows:

	Options Outstanding(a)			Options Exercisable(b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$5.92 to $10.76	1,334,292	7.62	$9.36	619,443	$8.34
a)At December 25, 2022, the aggregate intrinsic value of options outstanding was $0.2 million.
b)At December 25, 2022 the weighted-average remaining contractual life of options exercisable was 6.7 years and the aggregate intrinsic value of options exercisable was $0.2 million.

The remaining unrecognized compensation cost related to unvested awards at December 25, 2022 was $1.4 million, and the weighted-average period of time over which this cost will be recognized is 1.43 years. The fair value of options that vested (including Fortune Brand’s stock options that vested prior to the Separation) during the years ended 2022, 2021 and 2020 was $0.8 million, $0.7 million and $1.4 million, respectively. No options were exercised in 2022. The intrinsic value of stock options exercised in 2021 and 2020, was $2.6 million and $9.8 million, respectively.
18.    Accumulated Other Comprehensive Loss
The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 25, 2022 and December 26, 2021 were as follows:

(In millions)	Affected Line Item in the Consolidated Statements of Income
Details about Accumulated Other Comprehensive Loss Components	2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	$4.5	$2.9	Cost of products sold
	—	—	Tax expense
	$4.5	$2.9	Net of tax
Pension and Other Postretirement Plans items
Recognition of actuarial losses	$(1.7)	$—	(a)
	0.6	—	Tax benefit
	$(1.1)	$—	Net of tax

Total reclassifications for the period	$3.4	$2.9	Net of tax

a)These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost. Refer to Note 14, “Pension and Other Postretirement Plans,” for additional information.
Total accumulated other comprehensive income (loss) consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2019	$(1.4)	$1.6	$(12.9)	$(12.7)
Amounts classified into accumulated other comprehensive (loss) income .	4.2	(1.4)	(2.9)	(0.1)
Amounts reclassified into earnings	—	2.3	2.8	5.1
Net current period other comprehensive loss	4.2	0.9	(0.1)	5.0
Balance at December 27, 2020	$2.8	$2.5	$(13.0)	$(7.7)
Amounts classified into accumulated other comprehensive (loss) income	(0.9)	0.5	7.1	6.7
Amounts reclassified into earnings	—	(2.9)	—	(2.9)
Net current period other comprehensive loss	(0.9)	(2.4)	7.1	3.8
Balance at December 26, 2021	$1.9	$0.1	$(5.9)	$(3.9)
Amounts classified into accumulated other comprehensive (loss) income .	(9.9)	7.2	(4.5)	(7.2)
Amounts reclassified into earnings	—	(4.5)	1.1	(3.4)
Net current period other comprehensive loss	(9.9)	2.7	(3.4)	(10.6)
Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)

19.    Common Stock
Prior to the Separation, the Company had 5,000 authorized shares of common stock, par value $1.00 per share, of which 100 shares of common stock were issued. On December 14, 2022, the Separation was completed by way of a pro rata dividend of our common stock to stockholders of Fortune Brands common stock. Fortune Brand shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Upon Separation, the Company has authorized 750 million shares of common stock, par value of $0.01 per share, and 128.0 million MasterBrand common shares were distributed to Fortune Brands stockholders.

A rollforward of the activity impacting the number of shares of common stock during the fiscal year ended December 25, 2022 is as follows:

(In thousands)	Common Shares
Balance at December 26, 2021	—
Incorporation of MasterBrand, Inc.	(0.1)
Distribution of MasterBrand, Inc. stock to Fortune Brands stockholders	128,028.6
Vesting of restricted stock unit awards	21.2
Shares returned for taxes upon vesting of restricted stock unit awards	(8.1)
Balance at December 25, 2022	128,041.6

20.    Related Party Transactions
The accompanying financial statements are now presented on a consolidated basis as the company is a standalone public company. Certain information from prior to the Separation on December 14, 2022 was derived from Fortune Brands consolidated financial statements and accounting records. Transactions between MasterBrand and Fortune Brands prior to the Separation have been presented as related party transactions in the accompanying consolidated financial statements. After the Separation, Fortune Brands is not considered a related party of MasterBrand, Inc.

Fortune Brands performed, and continues to perform in some areas as part of a transitional services agreement, certain corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services on behalf of the Company. The expenses associated with these functions have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the 2022, 2021 and 2020 years were $92.5 million, $62.0 million and $61.6 million, respectively, and such amounts are primarily included within selling, general and administrative expenses in the Consolidated Statements of Income. These amounts include costs of $72.4 million, $42.3 million and $42.4 million for the 2022, 2021 and 2020 years, respectively, that were not historically allocated to us as part of Fortune Brands’ normal periodic management reporting process. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.

Cash Management
Fortune Brands utilized a central approach to treasury management, and prior to the Separation, we historically participated in related cash pooling arrangements to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements in the United States, cash balances were remitted regularly from our accounts. Our cash and cash equivalents on our consolidated balance sheets represent cash balances held in bank accounts owned by the Company and its subsidiaries.

Stock-Based Compensation
Prior to the Separation, our employees participated in Fortune Brands stock-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, and selling, general and administrative expenses in the consolidated statements of income. Stock-based compensation costs related to our employees for 2022, 2021 and 2020 were $10.9 million, $9.3 million and $9.7 million, respectively. All of these amounts, except for $0.7 million of incremental compensation expense recognized in the fourth quarter of 2022, as described in Note 17, “Stock-based Compensation,” are included within the total expenses allocated, as noted above.
Related Party Sales
There were no material sales to or from Fortune Brands or its subsidiaries for any of the periods presented.
Balances Due to and From Related Parties
Related party balances consist of the following:

	For the Years Ended
	2022	2021
Related party receivable - Noncurrent	—	419.7
Related party payable - Noncurrent	—	9.1
Prior to Separation, the related party note receivable balance was the amount owed to the Company and its subsidiaries from Fortune Brands. We had written interest-bearing loan agreements in place with Fortune Brands. The receivable balance consisted of excess cash remitted to the Parent’s cash pooling arrangements, net of expenses incurred by us which were paid for by Fortune Brands. The loan agreements were to mature on April 14, 2026, but all amounts under these agreements were settled prior to the Separation. The receivable balance earned interest at a rate in-line with the Fortune Brands’ short-term borrowing rate, which was between 0.95 percent and 4.80 percent during 2022 and 2021.
Prior to Separation, the related party note payable balance was a note payable between a subsidiary of the Company and Fortune Brands. The balance comprised of a revolving loan that was due at the maturity of the agreement on April 15, 2026, but was settled prior to the Separation. The note bore interest at rates ranging between 1.20 percent and 5.05 percent during 2022, and at a rate of 1.65 percent during 2021.
The Company received interest income on related party receivables of $14.4 million, $5.2 million and $3.3 million for 2022, 2021 and 2020, respectively. Additionally, the Company incurred interest expense on intercompany payables and notes of $1.5 million, $0.6 million and $0.9 million for 2022, 2021 and 2020, respectively.
21.    Subsequent Events
Subsequent to the balance sheet date, on January 12, 2023, a tornado hit our leased operating facility in Jackson, Georgia, causing damage to the Company’s assets and disrupting operations. Our insurance policy, less applicable deductibles, is expected to cover the repair or replacement of the Company's assets that suffered loss or damage. The Company is working closely with its insurance carrier and claims adjusters to ascertain the full amount of insurance proceeds due to us as a result of the damages and the losses the Company suffered. The Company’s insurance policy also provides coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that are incurred relating to the damages and losses suffered. We continue to evaluate the impact this event has had on our operations. At this point, the potential loss and related insurance recoveries are not known.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MasterBrand, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MasterBrand, Inc. and its subsidiaries (the “Company”) as of December 25, 2022 and December 26, 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 25, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 25, 2022 appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Quantitative Impairment Tests - Certain Indefinite-Lived Tradenames
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames balance was $183.1 million as of December 25, 2022, which included two tradenames with remaining carrying values of $46.2 million and $19.1 million, for which a quantitative impairment test was performed. Management reviews indefinite-lived tradenames for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived tradename exceeds its fair value. Management first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that an intangible asset is impaired, management performs a quantitative impairment test. Management may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. Fair value is measured by management using the relief-from-royalty approach. Significant assumptions inherent in estimating fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the quantitative impairment test for certain tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates and market-participant discount rates, and for the tradename with a carrying value of $46.2 million, the assumed royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived tradename impairment tests, including controls over the valuation of the Company’s indefinite-lived tradenames. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the two tradenames requiring a quantitative annual impairment test, (ii) evaluating the appropriateness of the relief-from-royalty approach; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, market-participant discount rates, and assumed royalty rate. Evaluating management’s significant assumptions related to forecasted revenue growth rates and assumed royalty rate involved evaluating whether the significant assumptions used by management were reasonable considering, (i) the current and past performance of the business associated with the tradenames; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief-from-royalty approach and (ii) the reasonableness of the assumed market-participant discount rate and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
March 10, 2023

We have served as the Company's auditor since 2021.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act") Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 25, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC.

CODE OF ETHICS
Information regarding the Company’s code of conduct is available on the Company’s website at https://www.masterbrand.com. To access this information, first click on “Investors”, then click on “Governance” and then click on "Governance Documents" on the Company’s website. Then, select the “Code of Business Conduct and Ethics” and “Code of Ethics for Senior Financial Officers” links.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Page Reference

Consolidated Statements of Income for the years ended December 25, 2022, December 26, 2021, & December 27, 2020	41

Consolidated Statements of Comprehensive Income for the years ended December 25, 2022, December 26, 2021, & December 27, 2020	42

Consolidated Balance Sheets at December 25, 2022, December 26, 2021, & December 27, 2020	43

Consolidated Statements of Cash Flows for the years ended December 25, 2022, December 26, 2021, & December 27, 2020	44

Consolidated Statements of Equity for the years ended December 25, 2022, December 26, 2021, & December 27, 2020	45

Notes to Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm (PCAOB ID Number: 238)	77

2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for cash discounts and sales allowances, customer program allowance and tax valuation allowance	84

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits

The exhibits listed on the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Form	Date
2.1	Separation and Distribution Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
3.1	Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective December 14, 2022	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective December 14, 2022	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
4.1	Description of Securities (x)
10.1	Transition Services Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.2	Tax Allocation Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.3	Employee Matters Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.4	MasterBrand, Inc. 2022 Long-Term Incentive Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.5	MasterBrand, Inc. Annual Executive Incentive Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.6	Form of Severance and Change of Control Agreement*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.7	MasterBrand, Inc. Deferred Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
24.1	Power of Attorney (included as part of the page titled “Signatures”)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)

* Management contract or compensatory plan or arrangement.
(x) Filed herewith.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 3/10/2023	MasterBrand, Inc.

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President & Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. David Banyard, Jr. and Andrean Horton, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. David Banyard, Jr.	President, Chief Executive Officer, & a Director	3/10/2023
R. David Banyard, Jr.	(Principal Executive Officer)

/s/ Andrea H. Simon	Executive Vice President & Chief Financial Officer	3/10/2023
Andrea H. Simon	(Principal Financial Officer)

/s/ Mark A. Young	Vice President & Chief Accounting Officer	3/10/2023
Mark A. Young	(Principal Accounting Officer)

/s/ David D. Petratis	Non-Executive Chairman of the Board	3/10/2023
David D. Petratis*

/s/ Juliana L. Chugg	Director	3/10/2023
Juliana L. Chugg*

/s/ Robert C. Crisci	Director	3/10/2023
Robert C. Crisci*

/s/ Ann Fritz Hackett	Director	3/10/2023
Ann Fritz Hackett*

/s/ Jeffery S. Perry	Director	3/10/2023
Jeffery S. Perry*

Schedule II Valuation and Qualifying Accounts
For the years ended December 25, 2022, December 26, 2021 and December 27, 2020

(In millions)	Balance at Beginning of Period	Charges(a)	Write-offs and Deductions(b)	Balance at End of Period
2022:
Allowance for cash discounts and sales allowances	$5.6	$85.2	$85.2	$5.6
Customer program allowance	55.3	141.0	138.0	58.3
Allowance for deferred tax assets	1.2	—	—	1.2
2021:
Allowance for cash discounts and sales allowances	$5.9	$66.5	$66.8	$5.6
Customer program allowance	37.2	157.1	139.0	55.3
Allowance for deferred tax assets	1.3	(0.1)	—	1.2
2020:
Allowance for cash discounts and sales allowances	$4.8	$98.7	$97.6	$5.9
Allowance for credit losses	0.8	2.5	0.9	2.4
Customer program allowance	28.1	9.1	—	37.2
Allowance for deferred tax assets	0.2	1.1	—	1.3
(a)Charges related to the allowance for cash discounts and sales allowances and the customer program allowance are classified as a reduction in net sales. Charges related to the allowance for credit losses are classified as selling, general and administrative expenses. Charges related to the allowance for deferred tax assets are classified as income tax expense.
(b)Net of recoveries of amounts written off in prior years and immaterial foreign currency impact.