Form 10-Q
period 2023-03-26
MasterBrand, Inc.
filed 2023-05-10
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-41545

MasterBrand, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-3479920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One MasterBrand Cabinets Dr. Jasper, Indiana	47547
(Address of principal executive offices)	(Zip Code)
812-482-2527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	MBC	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 128,509,538 shares of common stock as of May 5, 2023.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	March 26, 2023	March 27, 2022
NET SALES	$676.7	$777.1
Cost of products sold	472.1	566.1
GROSS PROFIT	204.6	211.0
Selling, general and administrative expenses	135.3	145.1
Amortization of intangible assets	4.0	4.4
Restructuring adjustments	(0.4)	—
OPERATING INCOME	65.7	61.5
Related party interest income, net	—	(1.1)
Interest expense	17.4	—
Other expense, net	0.4	0.9
INCOME BEFORE TAXES	47.9	61.7
Income tax expense	12.9	14.8
NET INCOME	$35.0	$46.9
Average Number of Shares of Common Stock Outstanding
Basic	128.2	128.0
Diluted	129.5	128.0
Earnings Per Common Share
Basic	$0.27	$0.37
Diluted	$0.27	$0.37

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 26, 2023	March 27, 2022
NET INCOME	$35.0	$46.9
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(0.2)	6.5
Unrealized gains on derivatives:
Unrealized holding gains arising during period	2.6	2.2
Less: reclassification adjustment for gains included in net income	(2.4)	(0.5)
Unrealized gains on derivatives	0.2	1.7
Defined benefit plans:
Net actuarial gains arising during period	—	0.1
Defined benefit plans	—	0.1
Other comprehensive income, before tax	—	8.3
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	—	8.3
COMPREHENSIVE INCOME	$35.0	$55.2
See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	March 26, 2023	December 25, 2022
ASSETS
Current assets
Cash and cash equivalents	$116.3	$101.1
Accounts receivable (net of allowances for credit losses of $8.5 and $11.6, respectively)	278.3	289.6
Inventories	349.6	373.1
Other current assets	66.4	66.2
TOTAL CURRENT ASSETS	810.6	830.0
Property, plant and equipment, net of accumulated depreciation	344.0	352.6
Operating lease right-of-use assets, net of accumulated amortization	62.8	52.3
Goodwill	923.8	924.2
Other intangible assets, net of accumulated amortization	345.3	349.8
Other assets	21.6	20.5
TOTAL ASSETS	$2,508.1	$2,529.4
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$202.8	$219.2
Current portion of long-term debt	22.2	17.5
Current operating lease liabilities	14.4	13.9
Other current liabilities	149.4	160.5
TOTAL CURRENT LIABILITIES	388.8	411.1
Long-term debt	917.4	961.5
Deferred income taxes	84.4	87.3
Pension and other postretirement plan liabilities	12.2	12.2
Operating lease liabilities	50.6	40.7
Other non-current liabilities	8.3	7.4
TOTAL LIABILITIES	1,461.7	1,520.2
Commitments and Contingencies (Note 13)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; issued 128.8 million shares and outstanding 128.5 million shares as of March 26, 2023; issued and outstanding 128.0 million shares as of December 25, 2022)	1.3	1.3
Paid-in capital	4.9	—
Treasury stock, at cost	(2.8)	(0.1)
Accumulated other comprehensive loss	(14.5)	(14.5)
Retained earnings	1,057.5	1,022.5
TOTAL EQUITY	1,046.4	1,009.2
TOTAL LIABILITIES AND EQUITY	$2,508.1	$2,529.4

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 26, 2023	March 27, 2022
OPERATING ACTIVITIES
Net income	$35.0	$46.9
Non-cash expense (income):
Depreciation	11.3	10.8
Amortization of intangibles	4.0	4.4
Restructuring adjustments, net of cash payments	(10.4)	(0.6)
Amortization of finance fees	0.5	—
Stock-based compensation	4.9	2.7
Changes in operating assets and liabilities:
Accounts receivable	14.1	(18.3)
Inventories	23.3	(32.8)
Other current assets	(2.0)	(8.6)
Accounts payable	(16.9)	14.9
Accrued expenses and other current liabilities	(14.6)	(17.5)
Other items	12.9	(4.8)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	62.1	(2.9)
INVESTING ACTIVITIES
Capital expenditures(a)	(2.9)	(11.0)
Proceeds from the disposition of assets	0.2	—
NET CASH USED IN INVESTING ACTIVITIES	(2.7)	(11.0)
FINANCING ACTIVITIES
Issuance of long-term and short-term debt	40.0	—
Reductions of long-term and short-term debt	(79.6)	—
Related party borrowings	—	727.7
Related party repayments	—	(744.8)
Net contributions from Fortune Brands	—	28.3
Payments of employee taxes withheld from share-based awards	(2.8)	—
Repayment of finance lease facilities	(0.3)	(0.2)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42.7)	11.0
Effect of foreign exchange rate changes on cash and cash equivalents	(1.5)	0.4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$15.2	$(2.5)
Cash and cash equivalents at beginning of period	$101.1	$141.4
Cash and cash equivalents at end of period	$116.3	$138.9
(a)Capital expenditures of $2.0 million and $2.8 million that have not been paid as of March 26, 2023 and March 27, 2022, respectively, were excluded from the condensed consolidated statement of cash flows.

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(U.S. Dollars and shares presented in millions)	Shares	Amount	Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
Balance at December 26, 2021	—	$—	$272.2	$—	$(3.9)	$2,185.5	$2,453.8
Comprehensive income:
Net income	—	—	—	—	—	46.9	46.9
Other comprehensive income	—	—	—	—	8.3	—	8.3
Stock-based compensation	—	—	2.7	—	—	—	2.7
Net contributions from Fortune Brands	—	—	28.3	—	—	—	28.3
Balance at March 27, 2022	—	$—	$303.2	$—	$4.4	$2,232.4	$2,540.0

Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	35.0	35.0
Other comprehensive income	—	—	—	—	—	—	—
Stock-based compensation	0.5	—	4.9	(2.7)	—	—	2.2
Balance at March 26, 2023	128.5	$1.3	$4.9	$(2.8)	$(14.5)	$1,057.5	$1,046.4
See notes to consolidated financial statements.

MasterBrand, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Principles of Consolidation
Background MasterBrand, Inc. is a leading manufacturer of residential cabinets in North America with a portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. References to “Cabinets,” “MasterBrand,” “the Company,” “we,” “our” and “us” refer to MasterBrand, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

On April 28, 2022, Fortune Brands Home & Security, Inc. (“Fortune Brands” or the “Parent”) announced that its Board of Directors approved in principle a separation of its Cabinets segment into a standalone publicly-traded company (the “Separation”). The Cabinets segment of Fortune Brands had historically been operated by MasterBrand Cabinets, Inc. (“MBCI”). In July 2022, Fortune Brands incorporated MasterBrand, Inc. in the State of Delaware and subscribed to all of the shares of MasterBrand, Inc.’s common stock upon its incorporation. Following the incorporation of MasterBrand, Inc., the following occurred: (1) Fortune Brands contributed all of the issued and outstanding shares of capital stock of MBCI to MasterBrand, Inc., resulting in MBCI becoming a wholly-owned subsidiary of MasterBrand, Inc. through a transaction between entities under common control; and (2) MBCI was converted into a Delaware limited liability company, MasterBrand Cabinets LLC (collectively, the “Reorganization”).

On December 14, 2022, the Separation was completed by way of a pro rata dividend of our common stock to stockholders of Fortune Brands common stock (the “Distribution”). On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brand shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock, and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for all prior periods presented in the condensed consolidated financial statements, including Note 4, “Earnings Per Share,” have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

In order to govern the ongoing relationships between MasterBrand, Inc. and Fortune Brands after the Separation and to facilitate an orderly transition, the parties entered into a series of agreements, including the following:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between MasterBrand and Fortune Brands.

•Transition Services Agreement – allows for Fortune Brands and MasterBrand to provide certain transition services to each other for a limited time, up to 24 months following the Separation.

•Tax Allocation Agreement – governs the respective rights, responsibilities and obligations of MasterBrand and Fortune Brands with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to MasterBrand employees.

Basis of Presentation The accompanying financial statements are now presented on a consolidated basis as the company is a standalone public company. We have historically existed and functioned as a reporting segment of the consolidated business of Fortune Brands up until the Separation on December 14, 2022, at which time we became a standalone public company. Certain information from prior to the Separation on December 14, 2022 was derived from Fortune Brands’ consolidated financial statements and accounting records. The condensed consolidated financial statements and notes to condensed consolidated financial statements as of and subsequent to December 14, 2022, the date of the Separation, reflect the consolidated financial position, results of operations and cash flows for MasterBrand as an independent company. Prior to the Separation, the condensed consolidated financial statements and notes to condensed consolidated financial statements were prepared on a carve-out basis using the financial statements and accounting records of Fortune Brands. The carve-out basis financial statements represent the historical financial position, results of operations, and cash flows of MasterBrand as they were historically managed in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect significant assumptions and allocations. The carve-out financial statements may not include all expenses that would have been incurred had MasterBrand existed as a standalone entity.

Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Our fiscal 2023 will consist of 53 weeks ending on December 31, 2023, while our fiscal 2022 consisted of 52 weeks ended on December 25, 2022.

The condensed consolidated balance sheet as of the thirteen weeks ended March 26, 2023, as well as the related condensed consolidated statements of income, comprehensive income, cash flows, and equity for the thirteen weeks ended March 26, 2023 and the thirteen weeks ended March 27, 2022 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our audited consolidated financial statements and notes. The 2022 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

The condensed consolidated statements of income include all revenues and costs directly attributable to our business, including costs for facilities, functions, and services we utilize. The condensed consolidated statements of income also include an allocation of expenses related to certain Fortune Brands corporate functions through the Separation, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the thirteen weeks ended March 27, 2022 were $20.1 million, of which $12.1 million was not previously allocated to us. Such amounts are primarily included within selling, general and administrative expenses in the condensed consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company in the prior period presented. Actual costs that we may have incurred during the time period we were not a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The condensed consolidated statements of income also include $1.6 million of costs related to the separation from Fortune Brands for the thirteen week period ended March 26, 2023. There were no such costs incurred during the thirteen weeks ended March 27, 2022. The Separation-related costs include advisory fees, professional fees and other transaction related costs incurred directly by us. These costs are included within selling, general and administrative expenses.

The income tax amounts in the condensed consolidated financial statements have been calculated on a separate-return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands at both March 26, 2023 and December 25, 2022, is recorded in accounts payable on the condensed consolidated balance sheets.

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

For more information regarding related party transactions with Fortune Brands, see Note 15, “Related Party Transactions.” Fortune Brands utilized a central approach to treasury management, and prior to Separation, we historically participated in related cash pooling arrangements prior to the Separation. Our cash and cash equivalents on our condensed consolidated balance sheets represent cash balances held in bank accounts owned by the Company and its subsidiaries. Prior to the Separation, we had no third-party borrowings, and all borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense were not attributed to us as we were not the legal obligor of the debt, and the borrowings were not specifically identifiable to us. However, in connection with the Separation, we completed a financing transaction, which resulted in additional interest expense beginning in the fourth quarter of 2022. See Note 9, “Debt” for additional information.

During the fourth quarter of 2022, we recognized $8.7 million of additional expense in cost of goods sold as an out-of-period adjustment. This adjustment was to correct errors for expenses that should have been recognized of $5.1 million, $1.6 million and $2.0 million in the thirteen weeks ended March 27, 2022, June 26, 2022 and September 25, 2022, respectively. The adjustment did not have any impact on our annual consolidated financial statements for the fiscal year ended December 25, 2022.

Tornado at Jackson, GA Production Facility
On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company’s assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company’s insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the first quarter of 2023, the Company incurred expenses of $9.4 million solely related to damages caused by the tornado. These expenses include compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. These amounts were recorded as a component of cost of products sold in the condensed consolidated statements of income for the period ended March 26, 2023. At this time, the full amount of combined inventory damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded as of March 26, 2023.

2. Recently Issued Accounting Standards

Accounting Standards Issued and Adopted
There are no recently issued accounting pronouncements that we have adopted and which have had a material effect on our results of operations, cash flows or financial condition.
Accounting Standards Issued, But Not Yet Adopted
There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our results of operations, cash flows or financial condition.

3. Revenue from Contracts with Customers
Our principal performance obligations are the sale of high quality stock, semi-custom and premium cabinetry, as well as vanities, for the kitchen, bath and other parts of the home (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note 13, “Contingencies and Accrued Product Warranties” for further discussion.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods for any reason, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.4 million and $3.0 million as of March 26, 2023 and December 25, 2022, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels in the U.S. and (ii) total sales to customers outside the U.S. market, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for 2023 and 2022.

	13 Weeks Ended
(In millions)	March 26, 2023	March 27, 2022
Dealers(a)	$329.0	$379.6
Retailers(b)	242.9	281.5
Builders(c)	71.4	72.2
U.S. net sales	643.3	733.3
International(d)	33.4	43.8
Net sales	$676.7	$777.1

a)Represents sales to domestic dealers whose end customers include builders, professional trades and home remodelers, inclusive of sales through our dealers’ respective internet website portals.
b)Represents sales to domestic “Do-It-Yourself” retailers, including our two largest customers: 1) The Home Depot, Inc., and 2) Lowe’s Companies, Inc., inclusive of sales through their respective internet website portals.
c)Represents sales directly to domestic builders.
d)Represents sales in markets outside the United States, principally in Canada and Mexico.
Practical Expedients
Incremental costs of obtaining a contract include only those costs the Company incurs that would not have been incurred if the contract had not been obtained. These costs are required to be recognized as assets and amortized over the period that the related goods or services transfer to the customer. As a practical expedient, we expense as incurred costs to obtain a contract when the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

The following table summarizes the activity for the thirteen week periods ended March 26, 2023 and March 27, 2022:

	13 Weeks Ended:
(In millions)	March 26, 2023	March 27, 2022
Beginning balance	$11.6	$2.5
Bad debt provision	0.4	1.6
Uncollectible accounts written off, net of recoveries	(3.5)	(0.8)
Ending balance	$8.5	$3.3

4. Earnings Per Share
On December 14, 2022, 128.0 million MasterBrand common shares were distributed to Fortune Brands’ shareholders in conjunction with the Separation. For comparative purposes, the thirteen weeks ended March 27, 2022 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution and assume the same basic weighted average shares. For the thirteen weeks ended March 26, 2023, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. For the thirteen weeks ended March 27, 2022, which was prior to the Separation, it is assumed that there are no dilutive securities as there were no stock-based awards of MasterBrand, Inc. outstanding.

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen weeks ended March 26, 2023 and March 27, 2022:

	13 Weeks Ended:
(In millions, except per share amounts)	March 26, 2023	March 27, 2022
Numerator:
Numerator for basic and diluted earnings per share - Net income	$35.0	$46.9
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	128.2	128.0
Effect of dilutive securities - stock-based awards	1.3	—
Denominator for diluted earnings per share - weighted average shares outstanding	129.5	128.0
Earnings per share:
Basic	$0.27	$0.37
Diluted	$0.27	$0.37

Approximately 2.4 million shares are excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 26, 2023, because their inclusion would have been anti-dilutive.

5. Balance Sheet Information
Supplemental information on our balance sheets is as follows:

(In millions)	March 26, 2023	December 25, 2022
Inventories:
Raw materials and supplies	$256.1	$292.1
Work in process	26.0	23.6
Finished products	67.5	57.4
Total inventories	$349.6	$373.1
Property, plant and equipment:
Land and improvements	$32.5	$32.9
Buildings and improvements to leaseholds	304.8	304.0
Machinery and equipment	525.2	518.8
Construction in progress	30.9	37.7
Property, plant and equipment, gross	893.4	893.4
Less: accumulated depreciation	549.4	540.8
Property, plant and equipment, net of accumulated depreciation	$344.0	$352.6
Accounts payable:
Third party	$159.3	$175.1
Fortune Brands (a)	43.5	44.1
Total accounts payable	$202.8	$219.2
Other current liabilities:
Accrued salaries, wages and other compensation	$33.9	$49.0
Accrued restructuring	5.0	15.4
Accrued taxes	28.9	14.3
Accrued product warranties	12.2	11.2
Other accrued expenses	69.4	70.6
Total other current liabilities	$149.4	$160.5
(a) The payable to Fortune Brands of $43.5 million and $44.1 million as of March 26, 2023 and December 25, 2022, respectively, represents various items Fortune Brands paid on our behalf, for which we owe reimbursement, including income taxes incurred prior to the Separation of $32.6 million.

6. Goodwill and Identifiable Intangible Assets
We had goodwill of $923.8 million and $924.2 million as of March 26, 2023 and December 25, 2022, respectively. The change in the net carrying amount of goodwill was as follows:

(In millions)	Total Goodwill
Balance at December 25, 2022	$924.2
2023 translation adjustments	(0.4)
Balance at March 26, 2023	$923.8
The gross carrying value and accumulated amortization by class of intangible assets as of March 26, 2023 and December 25, 2022 were as follows:

	As of March 26, 2023			As of December 25, 2022
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$182.6	$—	$182.6	$183.1	$—	$183.1
Amortizable intangible assets
Tradenames	10.2	(10.1)	0.1	10.3	(10.2)	0.1
Customer and contractual relationships	362.5	(200.1)	162.4	362.9	(196.8)	166.1
Patents/proprietary technology	11.0	(10.8)	0.2	11.0	(10.5)	0.5
Total	383.7	(221.0)	162.7	384.2	(217.5)	166.7
Total identifiable intangibles	$566.3	$(221.0)	$345.3	$567.3	$(217.5)	$349.8

There were no impairments of goodwill or indefinite-lived assets for the thirteen week periods ended March 26, 2023 and March 27, 2022. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen weeks ended March 26, 2023. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

In the second quarter of 2022, subsequent to the balance sheet date, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter of 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter of 2022, we recognized an impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. As of both March 26, 2023 and December 25, 2022, the carrying value of this tradename was $46.2 million.

In the fourth quarter of 2022, we recognized an impairment charge of $7.6 million to a second indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation as well as elevated interest rates and economic uncertainty. As of both March 26, 2023 and December 25, 2022, the carrying value of this tradename was $19.1 million.

7. Financial Instruments
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

We account for derivative instruments as follows:

•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized on the same line of the condensed consolidated statements of income.
•Derivative instruments that are designated as cash flow hedges - The changes in the fair value of the derivative instrument are reported in other comprehensive income and are recognized in the condensed consolidated statements of income when the hedged item affects earnings.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the condensed consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and for the thirteen week periods ending March 26, 2023 and March 27, 2022, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 26, 2023 was $86.3 million, representing a net settlement asset of $3.9 million. Based on foreign exchange rates as of March 26, 2023, we estimate that $3.1 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of March 26, 2023 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of March 26, 2023 and December 25, 2022 were:

(In millions)	Location	March 26, 2023	December 25, 2022
Assets:
Foreign exchange contracts	Other current assets	$4.0	$3.7
	Total assets	$4.0	$3.7
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.1	$0.5
	Total liabilities	$0.1	$0.5

The effects of derivative financial instruments on the condensed consolidated statements of income for the thirteen weeks ended March 26, 2023 and March 27, 2022 were:

	Classification and Amount Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	13 weeks ended March 26, 2023
(In millions)	Cost of products sold	Other expense, net
Total amounts per Condensed Consolidated Statements of Income	$472.1	$0.4
The effects of fair value and cash flow hedging:
Loss (gain) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	(1.1)
Derivative designated as hedging instruments	—	2.5
(Gain) on cash flow hedging relationships
Foreign exchange contracts:
Amount of (gain) reclassified from accumulated other comprehensive loss into income	(2.4)	—

	Classification and Amount Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	13 weeks ended March 27, 2022
(In millions)	Cost of products sold	Other expense, net
Total amounts per Condensed Consolidated Statements of Income	$566.1	$0.9
The effects of fair value and cash flow hedging:
Loss (gain) on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	(0.9)
Derivative designated as hedging instruments	—	1.6
(Gain) on cash flow hedging relationships
Foreign exchange contracts:
Amount of (gain) reclassified from accumulated other comprehensive loss into income	(0.5)	—
The cash flow hedges recognized in other comprehensive income during the thirteen weeks ended March 26, 2023 and March 27, 2022 were net gains of $2.6 million and $2.2 million, respectively.

8. Fair Value Measurements
ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 8, “Goodwill and Identifiable Intangible Assets” in our Annual Report on Form 10-K.

Assets and liabilities measured at fair value on a recurring basis as of March 26, 2023 and December 25, 2022 were as follows:

(In millions)	Fair Value
	March 26, 2023	December 25, 2022
Assets:
Derivative asset financial instruments (Level 2)	$4.0	$3.7
Deferred compensation program assets (Level 2)	4.5	3.6
Total assets	$8.5	$7.3
Liabilities:
Derivative liability financial instruments (Level 2)	$0.1	$0.5
The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.

9. Debt
The following table provides a summary of the Company’s debt as of March 26, 2023 and December 25, 2022, including the carrying value of the debt less debt issuance costs:

(In millions)	March 26, 2023		December 25, 2022
	Current	Long-term	Current	Long-term
Revolving credit facility due November 2027	$—	$200.0	$—	$235.0
Term loan due November 2027	23.4	721.9	18.8	731.3
	23.4	921.9	18.8	966.3
Less: Unamortized debt issuance costs	(1.2)	(4.5)	(1.3)	(4.8)
Total	$22.2	$917.4	$17.5	$961.5

On November 18, 2022, the Company entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility (the “2022 Credit Agreement”). Initial proceeds from the credit agreement were received at the time of Separation from Fortune Brands and were used to fund the dividend paid to Fortune Brands, with any future proceeds to be used for general corporate purposes. The credit agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries. Total amounts outstanding under the Term Loan and Revolving Credit Facility as of March 26, 2023 were $745.3 million and $200.0 million, respectively. Total amounts outstanding under the Term Loan and Revolving Credit Facility as of December 25, 2022 were $750.0 million and $235.0 million, respectively. The $750.0 million Term Loan has quarterly required amortization payments beginning in March 2023, and our first payment of $4.7 million was made prior to March 26, 2023.

Interest rates under these facilities are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing, and the Company’s net leverage ratio as measured by Net Leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net Leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The Net Leverage Ratio may not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. The Company also is required to maintain a minimum Interest Coverage Ratio, defined as Consolidated EBITDA to consolidated interest expense, of 3.0 to 1.0.

The Company’s 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The Company was in compliance with all of its debt covenants as of March 26, 2023 and December 25, 2022.

Interest paid on debt was $17.4 million for the thirteen weeks ended March 26, 2023. During the fourth quarter of 2022, we incurred indebtedness in connection with the Separation and Distribution, which resulted in interest expense in the first quarter of 2023. Prior to the Separation, we had no third-party borrowings. We did not record any material capitalized interest during the thirteen weeks ended March 26, 2023 or March 27, 2022.

10. Restructuring Adjustments
We recognized $0.4 million of adjustments to our restructuring liability during the thirteen week period ended March 26, 2023. There were no restructuring charges during the thirteen week period ended March 27, 2022.

Reconciliation of Restructuring Liability

(In millions)	Balance at December 25, 2022	(Adjustments) Provision	Cash Expenditures(a)	Balance at March 26, 2023
Workforce reduction costs	$15.3	$(1.1)	$(9.3)	$4.9
Other	$0.1	$0.7	$(0.7)	$0.1
	$15.4	$(0.4)	$(10.0)	$5.0
a)Cash expenditures primarily related to severance charges.

(In millions)	Balance at December 26, 2021	Provision	Cash Expenditures(a)	Balance at March 27, 2022
Workforce reduction costs	$2.2	$—	$(0.6)	$1.6
Other	0.2	—	—	0.2
	$2.4	$—	$(0.6)	$1.8
a)Cash expenditures primarily related to severance charges.

11. Income Taxes
Subsequent to the Separation, as a stand-alone entity, we will file consolidated U.S. federal income tax returns and various state and local income tax returns. The Company’s foreign income tax returns will continue to be filed on a full-year basis. The Company’s deferred taxes and effective tax rate may differ from those in the pre-Separation taxable periods.

The effective income tax rates for the thirteen weeks ended March 26, 2023, and March 27, 2022, were 26.9 percent and 24.0 percent, respectively. The change in the effective tax rate between the periods resulted primarily due to the change in projected earnings mix by geography and tax jurisdiction as compared to the prior period, changes in state and local income taxes, nondeductible compensation, and recognition of deferred tax liability for foreign earnings in 2023.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 26, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, changes due to foreign tax return filings, recognition of a deferred tax liability for foreign earnings and the mix of earnings in jurisdictions with differing tax rates.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 27, 2022, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, and tax benefits from general business credits.

The Company is subject to ongoing tax authority examinations in various jurisdictions in which it operates. Liabilities related to uncertain tax benefits (“UTBs”), including interest and penalties, are reported as a liability within the condensed consolidated balance sheets. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. The Company classifies interest and penalty accruals related to UTBs as income tax expense. As of March 26, 2023, the Company recognized interest and penalty expense of approximately $0.1 million.

The amount of UTBs that, if recognized as of March 26, 2023, would affect the Company’s effective tax rate is $1.2 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $0.3 million to $1.2 million primarily as a result of the conclusion of U.S. federal, state, and foreign income tax proceedings or expiration of the relevant statute of limitations.

As of March 26, 2023, the Company is not permanently reinvested with respect to all earnings generated by foreign operations.

12. Pension and Other Postretirement Plans
The components of net periodic (benefit) cost for pension and other postretirement plans for the thirteen weeks ended March 26, 2023 and March 27, 2022 were as set forth in the table below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic (benefit) cost are classified as other expense, net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(In millions)	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.6	1.2	0.1	0.1
Expected return on plan assets	(1.8)	(1.8)	—	—
Net periodic (benefit) cost	(0.2)	(0.6)	0.2	0.2

13. Contingencies and Accrued Product Warranties
Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen week periods ended March 26, 2023 and March 27, 2022.

	13 Weeks Ended:
(In millions)	March 26, 2023	March 27, 2022
Reserve balance at the beginning of the period	$11.2	$7.0
Provision for warranties issued	9.1	8.7
Settlements made (in cash or in kind)	(8.1)	(8.2)
Reserve balance at the end of the period	$12.2	$7.5

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
Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of March 26, 2023 and December 25, 2022.

14. Accumulated Other Comprehensive (Loss) Income
Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirteen weeks ended March 26, 2023 and March 27, 2022 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive (loss) income	(0.2)	2.6	—	2.4
Amounts reclassified into earnings	—	(2.4)	—	(2.4)
Net current period other comprehensive (loss) income	(0.2)	0.2	—	—
Balance at March 26, 2023	$(8.2)	$3.0	$(9.3)	$(14.5)

Balance at December 26, 2021	$1.9	$0.1	$(5.9)	$(3.9)
Amounts classified into accumulated other comprehensive income	6.5	2.2	0.1	8.8
Amounts reclassified into earnings	—	(0.5)	—	(0.5)
Net current period other comprehensive income	6.5	1.7	0.1	8.3
Balance at March 27, 2022	$8.4	$1.8	$(5.8)	$4.4
The reclassifications out of accumulated other comprehensive income (loss) for the thirteen weeks ended March 26, 2023 and March 27, 2022 were as follows:

(In millions)
Details about Accumulated Other Comprehensive (Loss) Income Components	Affected Line Item in the Condensed Consolidated Statements of Income
	13 Weeks Ended
	March 26, 2023	March 27, 2022
Gains on cash flow hedges
Foreign exchange contracts	$(2.4)	$(0.5)	Cost of products sold
Total reclassifications for the period	$(2.4)	$(0.5)	Net of tax

15. Related Party Transactions
The accompanying financial statements are now presented on a consolidated basis as the company is a standalone public company. Certain information from prior to the Separation on December 14, 2022 was derived from Fortune Brands consolidated financial statements and accounting records. Transactions between MasterBrand and Fortune Brands prior to the Separation have been presented as related party transactions in the accompanying condensed consolidated financial statements. After the Separation, Fortune Brands is not considered a related party of MasterBrand, Inc.
Fortune Brands performed, and continues to perform in limited areas as part of a transitional services agreement, certain corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services on behalf of the Company. The expenses associated with these functions have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated were $20.1 million for the thirteen weeks ended March 27, 2022, and such amounts are primarily included within selling, general and administrative expenses in the condensed consolidated statements of income. These amounts include costs of $12.1 million for the thirteen weeks ended March 27, 2022 that were not historically allocated to us as part of Fortune Brands’ normal periodic management reporting process. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the prior year period presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
Cash Management
Fortune Brands utilized a central approach to treasury management, and prior to the Separation, we historically participated in related cash pooling arrangements to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements in the United States, cash balances were remitted regularly from our accounts. Our cash and cash equivalents on our condensed consolidated balance sheets represent cash balances held in bank accounts owned by the Company and its subsidiaries.
Share-Based Compensation
Prior to the Separation, our employees participated in Fortune Brands stock-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, and selling, general and administrative expenses in the condensed consolidated statements of income. Stock-based compensation costs related to our employees for the thirteen weeks ended March 27, 2022 was $2.7 million, and are included within the total expenses allocated, as noted above.
Related Party Sales
There were no material sales to or from Fortune Brands or its subsidiaries for any of the periods presented.
Balances Due to and From Related Parties
After the Separation, Fortune Brands is not considered a related party of MasterBrand, Inc. As such, there are no related party receivables or payables outstanding as of March 26, 2023 and December 25, 2022. Refer to Note 5, “Balance Sheet Information,” for additional details of the accounts payable due from MasterBrand, Inc. to Fortune Brands as of March 26, 2023 and December 25, 2022.
Prior to Separation, the related party note receivable balance was the amount owed to the Company and its subsidiaries from Fortune Brands. We had written interest-bearing loan agreements in place with Fortune Brands. The receivable balance consisted of excess cash remitted to the Parent’s cash pooling arrangements, net of expenses incurred by us which were paid for by Fortune Brands. The loan agreements were to mature on April 14, 2026, but all amounts under these agreements were settled prior to the Separation. The receivable balance earned interest at a rate in-line with the Fortune Brands’ short-term borrowing rate, which was between 0.95 percent and 1.40 percent during the thirteen weeks ended March 27, 2022.

Prior to the Separation, the related party note payable balance was a note payable between a subsidiary of the Company and Fortune Brands. The balance comprised of a revolving loan that was due at the maturity of the agreement on April 15, 2026, but was settled prior to the Separation. The note bore interest at rates ranging between 1.20 percent and 1.65 percent during the thirteen weeks ended March 27, 2022.

The Company received interest income on related party receivables of $1.3 million during the thirteen weeks ended March 27, 2022. Additionally, the Company incurred interest expense on intercompany payables and notes of $0.2 million for the thirteen weeks ended March 27, 2022.

16. Subsequent Events

Stock Repurchase Program
On May 9, 2023, subsequent to the balance sheet date, we announced our authorization of a stock repurchase program under which we may repurchase up to $50.0 million of MasterBrand common stock over a twenty-four month period at management’s discretion for general corporate purposes. As a result of this authorization, we may repurchase shares from time to time through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws. The timing and amount of our purchases will depend upon prevailing market conditions, our available capital resources, our financial and operational performance, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding business strategies, market potential, future financial performance, and other matters. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could,” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K within Part I, Item 1A.

The forward-looking statements included in this document are made as of the date of this Quarterly Report on Form 10-Q and, except pursuant to any obligations to disclose material information under the federal securities laws, we undertake no obligation to update, amend or clarify any forward-looking statements to reflect events, new information or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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
◦The effects of the COVID-19 pandemic or another public health crisis or other unexpected event; and
◦Other statements contained in this Quarterly Report on Form 10-Q regarding items that are not historical facts or that involve predictions.
Introduction
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is a supplement to the accompanying condensed consolidated financial statements of MasterBrand and its consolidated subsidiaries and provides additional information on our business, recent developments, financial condition, liquidity and capital resources, cash flows and results of operations.
MD&A is organized as follows:
•Overview: This section provides a general description of our business, as well as recent developments we believe are important in understanding our results of operations and financial condition or in understanding anticipated future trends.
•Separation from Fortune Brands: This section provides a general discussion of our Separation from Fortune Brands.

•Basis of Presentation: This section provides a discussion of the basis on which our condensed consolidated financial statements were prepared, including our historical results of operations and adjustments thereto, primarily allocations of general corporate expenses from Fortune Brands.
•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the 13-week period that ended on March 26, 2023 as compared to March 27, 2022. Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2023,” or “fiscal 2023” refers to our 2023 fiscal year that is a 53-week period that will end on December 31, 2023; and (2) “2022,” or “fiscal 2022” refers to our 2022 fiscal year that was a 52-week period that ended on December 25, 2022. Furthermore, unless the context otherwise requires, reference in this Quarterly Report on Form 10-Q to: (1) “the first quarter of 2023” refers to the thirteen week period that ended on March 26, 2023; and (2) “the first quarter of 2022” refers to the thirteen week period that ended on March 27, 2022.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our 2023 fiscal first quarter as compared to our 2022 fiscal first quarter. This section also provides a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Recently Issued Accounting Standards: This section identifies our adoption of recently issued accounting standards.
•     Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Overview
Founded nearly 70 years ago, we are the largest manufacturer of residential cabinets in North America. Our superior product quality, innovative design and service excellence drive a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in an improved facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that cannot be easily replicated. We expect to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization to ordering to delivery and installation.
Separation from Fortune Brands
On April 28, 2022, Fortune Brands Home & Security, Inc. (“Fortune Brands” or the “Parent”) announced that its Board of Directors approved in principle a separation of its Cabinets segment into a standalone publicly-traded company (the “Separation”). The Cabinets segment of Fortune Brands had historically been operated by MasterBrand Cabinets, Inc. (“MBCI”). In July 2022, Fortune Brands incorporated MasterBrand, Inc. in the State of Delaware and subscribed to all of the shares of MasterBrand, Inc.’s common stock upon its incorporation. Following the incorporation of MasterBrand, Inc., the following occurred: (1) Fortune Brands contributed all of the issued and outstanding shares of capital stock of MBCI to MasterBrand, Inc., resulting in MBCI becoming a wholly-owned subsidiary of MasterBrand, Inc. through a transaction between entities under common control; and (2) MBCI was converted into a Delaware limited liability company, MasterBrand Cabinets LLC (collectively, the “Reorganization”).

On December 14, 2022, the Separation was completed by way of a pro rata dividend of our common stock to stockholders of Fortune Brands common stock (the “Distribution”). On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brand shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock, and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for all prior periods presented in the condensed consolidated financial statements, including Note 4, “Earnings Per Share,” have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization.

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

In order to govern the ongoing relationships between MasterBrand, Inc. and Fortune Brands after the Separation and to facilitate an orderly transition, the parties entered into a series of agreements, including the following:

•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between MasterBrand and Fortune Brands.

•Transition Services Agreement – allows for Fortune Brands and MasterBrand to provide certain transition services to each other for a limited time, up to 24 months following the Separation.

•Tax Allocation Agreement – governs the respective rights, responsibilities and obligations of MasterBrand and Fortune Brands with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to MasterBrand employees.

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

Basis of Presentation
Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year and have been principally derived from the consolidated financial statements of our Company and its consolidated subsidiaries using the historical results of operations, and historical basis of assets and liabilities. Our condensed consolidated financial statements have been prepared in accordance with GAAP. Our historical financial statements through the date of Separation include allocations of expenses related to certain Fortune Brands corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the thirteen weeks ended March 27, 2022 were $20.1 million, of which $12.1 million was not previously allocated to us. Such amounts are primarily included within selling, general and administrative expenses in our condensed consolidated statements of income and comprehensive income. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The income tax amounts in our condensed consolidated financial statements have been calculated on a separate return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands as of March 26, 2023, is recorded in accounts payable on the condensed consolidated balance sheets.
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
All transactions between us and Fortune Brands previously resulting in related party balances were settled in our consolidated financial statements immediately prior to the Distribution, or were settled shortly thereafter, including by making a distribution of capital by us to Fortune Brands of any remaining related party receivable owed by Fortune Brands to us. For more information regarding related party transactions with Fortune Brands, see Note 15, “Related Party Transactions” within this Quarterly Report on Form 10-Q. Fortune Brands utilized a central approach to treasury management, and we historically participated in related cash pooling arrangements prior to the Separation. Our cash and cash equivalents on our condensed consolidated balance sheets represent cash balances held in bank accounts owned by us and our consolidated subsidiaries. Prior to Separation, we had no third-party borrowings. All borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our condensed consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense have not historically been attributed to us as we were not the legal obligor of the debt, and the borrowings are not specifically identifiable to us. However, we incurred indebtedness in connection with the Separation and Distribution, which resulted in additional interest expense beginning in the fourth quarter of 2022.

Results of Operations
The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended March 26, 2023 compared to the thirteen weeks ended March 27, 2022.
Thirteen Weeks Ended March 26, 2023 Compared to the Thirteen Weeks Ended March 27, 2022

	Thirteen Weeks Ended
(In millions)	March 26, 2023	$ change	% change	March 27, 2022
Net sales	$676.7	$(100.4)	(12.9)%	$777.1
Cost of products sold	472.1	(94.0)	(16.6)%	566.1
Gross Profit	204.6	(6.4)	(3.0)%	211.0
Selling, general and administrative expenses	135.3	(9.8)	(6.8)%	145.1
Amortization of intangible assets	4.0	(0.4)	(9.1)%	4.4
Restructuring adjustments	(0.4)	(0.4)	n/m (1)	—
Operating income	65.7	4.2	6.8%	61.5
Related party interest income, net	—	1.1	n/m (1)	(1.1)
Interest expense	17.4	17.4	n/m (1)	—
Other expense, net	0.4	(0.5)	(55.6)%	0.9
Income before taxes	47.9	(13.8)	(22.4)%	61.7
Income tax expense	12.9	(1.9)	(12.8)%	14.8
Net income	$35.0	$(11.9)	(25.4)%	$46.9
___________
(1)Not meaningful.
Net sales
Net sales were $676.7 million for the thirteen weeks ended March 26, 2023 compared to $777.1 million for the thirteen weeks ended March 27, 2022, a decrease of $100.4 million, or 12.9 percent. The lower net sales compared to the first quarter of 2022 was driven by a decrease in sales unit volume, partially offset by favorable price, including the carryover of price increases implemented in 2022 which helped to mitigate the impact of cumulative commodity and transportation cost increases. Foreign currency impact was $1.5 million unfavorable during the first quarter of 2023 as compared to the first quarter of 2022.

Cost of products sold
Cost of products sold decreased by $94.0 million, or 16.6 percent, to $472.1 million (69.8 percent of net sales) in the first quarter of 2023 as compared to $566.1 million (72.8 percent of net sales) in the first quarter of 2022. Aside from the impact of decreased sales unit volume, the lower cost of products sold as a percentage of net sales in the first quarter of 2023 is due to the favorable carryover of price increases implemented in 2022, as well as realized savings from various cost reduction actions taken in the fourth quarter of 2022 and first quarter of 2023. These factors were partially offset by commodity cost inflation, labor inflation and higher inbound transportation costs. Additionally, the first quarter of 2023 included $9.4 million of incremental costs related to the tornado at our Jackson, GA facility.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $9.8 million, or 6.8 percent, to $135.3 million (20.1 percent of net sales) in the thirteen weeks ended March 26, 2023 compared to $145.1 million (18.8 percent of net sales) in the thirteen weeks ended March 27, 2022. The decrease in the first quarter of 2023 is primarily due to lower distribution costs ($10.4 million) and commission costs ($3.4 million) as a result of lower unit volume, partially offset by increased employee-related costs and professional support fees ($12.2 million) as the first quarter of 2023 includes additional costs for newly established MasterBrand corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services, previously provided by Fortune Brands. The first quarter of 2022 included $12.1 million of allocated costs from Fortune Brands which did not recur in the first quarter of 2023. In the first quarter of 2023, we also incurred $1.6 million of additional costs directly related to the Separation from Fortune Brands.

Restructuring adjustments
Restructuring adjustments to our restructuring liability were $0.4 million in the thirteen weeks ended March 26, 2023. There were no restructuring charges or adjustments during the thirteen week period ended March 27, 2022.

Operating income
We recorded operating income of $65.7 million in the thirteen weeks ended March 26, 2023, compared to operating income of $61.5 million for the thirteen weeks ended March 27, 2022. The $4.2 million, or 6.8 percent, increase in operating income was driven mainly by the favorable carryover of price increases implemented in 2022, as well as realized savings from various cost reduction actions taken in the fourth quarter of 2022 and first quarter of 2023 and decreased selling, general and administrative expenses. These items were partially offset by $9.4 million of incremental costs related to the tornado at our Jackson, GA facility and $1.6 million of costs additional costs directly related to the Separation from Fortune Brands.

Related party interest income, net
Related party interest income, net, was $1.1 million in the first quarter of 2022 based upon the related party loan receivable from Fortune Brands. Prior to the Separation, excess cash generated by our operations was remitted to Fortune Brands on a regular basis through the cash pooling arrangements. At the date of the Separation, such arrangements ceased.

Interest expense
Upon Separation, we incurred indebtedness in connection with the Separation and Distribution, which resulted in $17.4 million of interest expense in the first quarter of 2023. Prior to the Separation, we had no third-party borrowings.

Other expense
Other expense, net was $0.4 million in the first quarter of 2023, which was comparable to other expense, net of $0.9 million in the first quarter of 2022.

Income taxes
Our condensed consolidated income tax expense, income before taxes, and effective tax rate for the thirteen week periods ended March 26, 2023 and March 27, 2022 were as follows:

	Thirteen Weeks Ended
(In millions)	March 26, 2023	March 27, 2022
Income before taxes	$47.9	$61.7
Income tax expense	12.9	14.8
Effective tax rate	26.9%	24.0%

The effective income tax rates for the thirteen weeks ended March 26, 2023, and March 27, 2022, were 26.9 percent and 24.0 percent, respectively. The change in the effective tax rate between the periods resulted primarily due to the change in projected earnings mix by geography and tax jurisdiction as compared to the prior period, changes in state and local income taxes, nondeductible compensation, and recognition of deferred tax liability for foreign earnings in 2023.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 26, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, changes due to foreign tax return filings, recognition of a deferred tax liability for foreign earnings and the mix of earnings in jurisdictions with differing tax rates.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 27, 2022, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, and tax benefits from general business credits.

Net income
Net income was $35.0 million for the thirteen weeks ended March 26, 2023 compared to $46.9 million for the thirteen weeks ended March 27, 2022. While operating income increased $4.2 million, or 6.8 percent, it was more than offset by the $17.4 million of interest expense in the first quarter of 2023 resulting from the indebtedness we incurred upon Separation from Fortune Brands.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs have historically been to support working capital requirements and fund capital expenditures. Prospectively, we may have liquidity needs to finance acquisitions and return cash to stockholders, if and when appropriate. Historically, our principal sources of liquidity have been cash on hand, cash flows from operating activities and financial support from Fortune Brands via participation in Fortune Brands’ centralized approach to treasury, including financing and cash management activities. Subsequent to the Separation, we implemented our own centralized approach to treasury, including cash management performed through cash pooling arrangements. Certain of our entities have standalone cash accounts that are not included in the centralized cash pooling arrangements. All cash balances specifically identifiable to us are included in our condensed consolidated balance sheets and statement of cash flows. The cash flows presented in our condensed consolidated statement of cash flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly-traded company for the periods presented prior to the Separation.
After the Separation, we no longer have financial support from Fortune Brands. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility (the “2022 Credit Agreement”). Initial proceeds of $955.0 million from the credit agreement were received at the time of Separation from Fortune Brands. The proceeds were primarily used to make a cash dividend payment of $940.0 million to Fortune Brands and to pay related fees and expenses at the Separation. The credit agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries.

Interest rates under these facilities are variable based on the SOFR at the time of the borrowing, and our net leverage ratio as measured by our Net Leverage to our Consolidated EBITDA. Net Leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The Net Leverage Ratio may not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. We also are required to maintain a minimum Interest Coverage Ratio of 3.0 to 1.0. The Interest Coverage Ratio is defined as Consolidated EBITDA to consolidated interest expense.

Our 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The $750.0 million Term Loan has quarterly required amortization payments beginning in March 2023.

As of March 26, 2023, the Company was in compliance with all financial covenants set forth in the 2022 Credit Agreement, and expects to remain in compliance for the foreseeable future.

As of March 26, 2023, we had $939.6 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.

Cash Flows
Below is a summary of cash flows for the thirteen weeks ended March 26, 2023 and March 27, 2022.

	For the thirteen weeks ended
(In millions)	March 26, 2023	March 27, 2022
Net cash provided by (used in) operating activities	$62.1	$(2.9)
Net cash used in investing activities	(2.7)	(11.0)
Net cash (used in) provided by financing activities	(42.7)	11.0
Effect of foreign exchange rate changes on cash and cash equivalents	(1.5)	0.4
Net increase (decrease) in cash and cash equivalents	$15.2	$(2.5)
Net cash provided by operating activities included net income of $35.0 million in the first quarter of 2023, as compared to net income of $46.9 million in the first quarter of 2022. First quarter 2023 net income included interest expense of $17.4 million on external debt that was entered into at the Separation, which equaled cash outflows of $17.4 million for interest in the quarter. In the first quarter of 2023, accounts receivable generated $14.1 million of cash, as a result of improvements in our collection processes. In the first quarter of 2022, our accounts receivable used $18.3 million, due in part to increased first quarter 2022 sales. In the first quarter of 2023, the movement in inventory was $23.3 million favorable, as compared to the first quarter of 2022, which had an unfavorable movement in inventory of $32.8 million. In 2022, we executed an intentional build in inventory in the first half of the year in order to mitigate the impact of an uncertain and volatile global supply chain environment. The favorable inventory movement in the first quarter of 2023 reflects our efforts to more efficiently manage our inventory levels in the current supply chain environment. Accounts payable was $16.9 million unfavorable in the first quarter of 2023 as a result of decreased purchasing levels aligned with our lower inventory levels. This compares to the favorable accounts payable movement of $14.9 million in the first quarter of 2022 in conjunction with our increasing inventory levels. The first quarter of 2023 was also unfavorably impacted by $10.4 million of payments related to restructuring reserves established in fiscal 2022 and $17.4 million of interest payments on external debt. In conjunction with the Separation in the fourth quarter of 2022, we borrowed $985.0 million of external debt.

Net cash used in investing activities was $2.7 million in the thirteen weeks ended March 26, 2023 compared to net cash used in investing activities of $11.0 million in the thirteen weeks ended March 27, 2022. The year-over-year decrease is due to fewer capital expenditures scheduled in the first quarter of 2023 as compared to the prior year, which included spending related to the completion of a large expansion at our production facility in Reynosa, Mexico.

Net cash used in financing activities was $42.7 million in the thirteen weeks ended March 26, 2023 as compared to cash provided of $11.0 million in the thirteen weeks ended March 27, 2022. The first quarter of 2023 included net payments on external debt of $39.6 million, as the Company used excess cash to pay down our revolving credit facility. The first quarter of 2023 also includes $2.8 million of payments of taxes associated with share-based compensation that vested during the quarter. Prior to the Separation, there were no stock-based awards of MasterBrand, Inc. outstanding. Prior to the Separation, our employees participated in Fortune Brands’ stock-based compensation plans, the costs of which were allocated to us. The activity in the first quarter of 2022 primarily reflects our cash remittances to Fortune Brands, net of cash lending from Fortune Brands, to finance our operations prior to the Separation. The financing relationship with Fortune Brands ceased as of the date of Separation.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures. We also believe we have access to additional funds from capital markets to fund strategic initiatives.

RECENTLY ISSUED ACCOUNTING STANDARDS
As discussed in Note 2, “Recently Issued Accounting Standards,” of our unaudited condensed consolidated financial statements, there are no recently issued accounting pronouncements that we have adopted and which have had a material effect on our results of operations, cash flows or financial condition.

CRITICAL ACCOUNTING ESTIMATES
We prepare our condensed consolidated financial statements in conformity with GAAP. This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Our critical accounting estimates requiring significant judgement that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022. Since the date of the Company’s most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

Item 4.         CONTROLS AND PROCEDURES.
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 26, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS.
We are defendants in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including indirect tax assessments, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, we believe the likelihood of material loss is remote. In the future, such costs could have a materially greater impact on our consolidated results of operations and financial position than in the past.

Based on available information, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in “Item 103 of Regulation S-K” and the instructions thereto. For additional information regarding our legal proceedings, refer to Note 13, “Contingencies and Accrued Product Warranties”, and Note 16, “Subsequent Events” included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 in the section entitled “Risk Factors” within Part I, Item 1A, other than those noted below:

We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
Our Board of Directors has adopted a stock repurchase program, and we may make repurchases under such program. The actual manner, timing, amount and value of repurchases under our repurchase program or any future repurchase programs will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects and general market and economic conditions. Any stock repurchases could affect our share trading price, increase volatility and reduce our cash reserves, which may result in a decrease in the trading price of our common stock. In addition, if we are unable to make repurchases in accordance with our repurchase program, then we would not be able to reduce the effects of dilution experienced when we issue stock under our equity incentive programs, and we would not receive other benefits contemplated by the program.

The excise tax included in the Inflation Reduction Act of 2022 may hinder our ability to repurchase common stock or decrease the value of our securities following a business combination.
The Inflation Reduction Act of 2022 provides for, among other things, a new U.S. federal one percent excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. While we cannot predict the full impact that the excise tax will have on our operations, it may decrease the value of any repurchases of our common stock we elect to make. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally one percent of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been authorized to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. The effects of the Inflation Reduction Act on our business are unknown at this time.

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

We regularly undergo tax audits in various jurisdictions in which our products are sold, including audits of indirect taxes, including value-added tax, customs and duties in certain jurisdictions. Although we believe that our tax estimates are reasonable and that we prepare our tax filings in accordance with all applicable tax laws, the final determination, including related litigation, penalties and interest, with respect to any tax, customs and duty audits, could be materially different from our estimates or from our historical results in the periods for which that determination is made. Such determinations may adversely impact future period results of operations, cash flows and financial condition.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the thirteen week period ended March 26, 2023, we did not purchase any of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.         EXHIBITS.

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective December 14, 2022	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective December 14, 2022	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements
104.*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2023	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President & Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President & Chief Financial Officer