Form 10-Q
period 2023-09-24
MasterBrand, Inc.
filed 2023-11-08
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 126,762,314 shares of common stock as of November 3, 2023.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
NET SALES	$677.3	$858.4	$2,049.1	$2,491.1
Cost of products sold	439.8	593.5	1,370.8	1,765.6
GROSS PROFIT	237.5	264.9	678.3	725.5
Selling, general and administrative expenses	140.3	176.2	417.3	487.2
Amortization of intangible assets	3.6	4.4	11.6	13.2
Asset impairment charge	—	—	—	26.0
Restructuring charges	1.4	9.6	4.1	10.9
OPERATING INCOME	92.2	74.7	245.3	188.2
Related party interest income, net	—	(4.3)	—	(7.3)
Interest expense	15.3	—	49.9	—
Other (income) expense, net	(1.0)	0.7	(0.1)	1.5
INCOME BEFORE TAXES	77.9	78.3	195.5	194.0
Income tax expense	18.2	26.1	49.6	54.0
NET INCOME	$59.7	$52.2	$145.9	$140.0
Average Number of Shares of Common Stock Outstanding
Basic	127.6	128.0	128.1	128.0
Diluted	130.3	128.0	129.9	128.0
Earnings Per Common Share
Basic	$0.47	$0.41	$1.14	$1.09
Diluted	$0.46	$0.41	$1.12	$1.09

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
NET INCOME	$59.7	$52.2	$145.9	$140.0
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(2.0)	(11.4)	7.6	(12.0)
Unrealized (losses) gains on derivatives:
Unrealized holding gains arising during period	1.6	—	8.1	3.5
Less: reclassification adjustment for gains included in net income	(3.1)	(0.4)	(8.6)	(2.1)
Unrealized (losses) gains on derivatives	(1.5)	(0.4)	(0.5)	1.4
Defined benefit plans:
Net actuarial gains arising during period	—	0.1	—	0.2
Defined benefit plans	—	0.1	—	0.2
Other comprehensive (loss) income, before tax	(3.5)	(11.7)	7.1	(10.4)
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive (loss) income, net of tax	(3.5)	(11.7)	7.1	(10.4)
COMPREHENSIVE INCOME	$56.2	$40.5	$153.0	$129.6
See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	September 24, 2023	December 25, 2022
ASSETS
Current assets
Cash and cash equivalents	$122.5	$101.1
Accounts receivable, net	233.6	289.6
Inventories	269.4	373.1
Other current assets	58.5	66.2
TOTAL CURRENT ASSETS	684.0	830.0
Property, plant and equipment, net of accumulated depreciation	341.5	352.6
Operating lease right-of-use assets, net of accumulated amortization	61.6	52.3
Goodwill	924.6	924.2
Other intangible assets, net of accumulated amortization	338.5	349.8
Other assets	28.1	20.5
TOTAL ASSETS	$2,378.3	$2,529.4
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$179.7	$219.2
Current portion of long-term debt	8.2	17.5
Current operating lease liabilities	15.4	13.9
Other current liabilities	164.6	160.5
TOTAL CURRENT LIABILITIES	367.9	411.1
Long-term debt	699.3	961.5
Deferred income taxes	84.2	87.3
Pension and other postretirement plan liabilities	12.1	12.2
Operating lease liabilities	48.4	40.7
Other non-current liabilities	9.9	7.4
TOTAL LIABILITIES	1,221.8	1,520.2
Contingencies and Accrued Losses (Note 13)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 128.8 million shares issued and 127.2 million shares outstanding as of September 24, 2023; 128.0 million shares issued and outstanding as of December 25, 2022)	1.3	1.3
Paid-in capital	13.2	—
Treasury stock, at cost	(19.0)	(0.1)
Accumulated other comprehensive loss	(7.4)	(14.5)
Retained earnings	1,168.4	1,022.5
TOTAL EQUITY	1,156.5	1,009.2
TOTAL LIABILITIES AND EQUITY	$2,378.3	$2,529.4

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(U.S. Dollars presented in millions)	September 24, 2023	September 25, 2022
OPERATING ACTIVITIES
Net income	$145.9	$140.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.9	35.1
Amortization of intangibles	11.6	13.2
Restructuring charges, net of cash payments	(13.9)	7.3
Amortization of finance fees	1.7	—
Stock-based compensation	13.2	8.1
Asset impairment charge	—	26.0
Changes in operating assets and liabilities:
Accounts receivable	60.1	(22.9)
Inventories	103.9	(113.1)
Other current assets	6.9	11.9
Accounts payable	(42.8)	6.8
Accrued expenses and other current liabilities	9.2	24.5
Other items	5.8	(19.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	336.5	117.9
INVESTING ACTIVITIES
Capital expenditures(a)	(21.4)	(32.2)
Proceeds from the disposition of assets	0.3	—
NET CASH USED IN INVESTING ACTIVITIES	(21.1)	(32.2)
FINANCING ACTIVITIES
Issuance of long-term and short-term debt	55.0	—
Repayments of long-term and short-term debt	(327.5)	—
Repurchase of common stock	(15.6)	—
Payments of employee taxes withheld from share-based awards	(3.0)	—
Repayment of finance leases	(1.0)	(0.6)
Related party borrowings	—	2,224.2
Related party repayments	—	(2,424.1)
Net contributions from Fortune Brands	—	113.2
NET CASH USED IN FINANCING ACTIVITIES	(292.1)	(87.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.9)	(5.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$21.4	$(7.4)
Cash and cash equivalents at beginning of period	$101.1	$141.4
Cash and cash equivalents at end of period	$122.5	$134.0
(a)Capital expenditures of $3.7 million and $3.9 million that have not been paid as of September 24, 2023 and September 25, 2022, respectively, were excluded from the condensed consolidated statements of cash flows.

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 26, 2021	—	$—	$272.2	$—	$(3.9)	$2,185.5	$2,453.8
Comprehensive income:
Net income	—	—	—	—	—	140.0	140.0
Other comprehensive loss	—	—	—	—	(10.4)	—	(10.4)
Stock-based compensation	—	—	8.1	—	—	—	8.1
Net contributions from Fortune Brands	—	—	113.2	—	—	—	113.2
Balance at September 25, 2022	—	$—	$393.5	$—	$(14.3)	$2,325.5	$2,704.7

Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	145.9	145.9
Other comprehensive income	—	—	—	—	7.1	—	7.1
Stock-based compensation	0.5	—	13.2	(3.0)	—	—	10.2
Stock repurchase program	(1.3)	—	—	(15.9)	—	—	(15.9)
Balance at September 24, 2023	127.2	$1.3	$13.2	$(19.0)	$(7.4)	$1,168.4	$1,156.5
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

On December 14, 2022, the Separation was completed by way of a pro rata dividend of our common stock to stockholders of Fortune Brands common stock (the “Distribution”). On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brands shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock, and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for all prior periods presented in the condensed consolidated financial statements, including Note 4, "Earnings Per Share," have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

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

The condensed consolidated balance sheet as of the thirty-nine weeks ended September 24, 2023, as well as the related condensed consolidated statements of income, comprehensive income, cash flows, and equity for the thirteen and thirty-nine weeks ended September 24, 2023 and the thirteen and thirty-nine weeks ended September 25, 2022 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

The condensed consolidated statements of income include all revenues and costs directly attributable to our business, including costs for facilities, functions, and services we utilize. The condensed consolidated statements of income also include an allocation of expenses related to certain Fortune Brands corporate functions through the Separation, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the thirteen and thirty-nine weeks ended September 25, 2022 were $28.1 million and $69.2 million, respectively, of which $23.6 million and $52.6 million, respectively, was not previously allocated to us. Such amounts are primarily included within selling, general and administrative expenses in the condensed consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company in the prior year period presented. Actual costs that we may have incurred during the time period when we were not a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The condensed consolidated statements of income also include $0.1 million and $2.3 million of costs related to the separation from Fortune Brands for the thirteen and thirty-nine weeks ended September 24, 2023, respectively, and $3.5 million and $3.7 million for the thirteen and thirty-nine weeks ended September 25, 2022. The Separation-related costs include advisory fees, professional fees and other transaction related costs incurred directly by us. These costs are included within selling, general and administrative expenses.

The income tax amounts in the condensed consolidated financial statements have been calculated on a separate-return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands at both September 24, 2023 and December 25, 2022, is recorded in accounts payable on the condensed consolidated balance sheets.

Following the Separation, a limited number of services that Fortune Brands provided to us, or we provided to them, prior to the Separation continue to be provided for a period of time under a Transition Services Agreement. Throughout fiscal 2023, we have incurred certain costs as a standalone public company, including services provided by our own resources or through third-party service providers relating to corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services, as well as ongoing additional costs associated with operating as an independent, publicly-traded company.

Fortune Brands utilized a central approach to treasury management, and prior to the Separation, we historically participated in related cash pooling arrangements prior to the Separation. Our cash and cash equivalents on our condensed consolidated balance sheets represent cash balances held in bank accounts owned by the Company and its subsidiaries. Prior to the Separation, we had no third-party borrowings, and all borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense were not attributed to us as we were not the legal obligor of the debt, and the borrowings were not specifically identifiable to us. However, in connection with the Separation, we completed a financing transaction, which resulted in additional interest expense beginning in the fourth quarter of 2022. See Note 9, "Debt," for additional information related to our financing transaction. For more information regarding related party transactions with Fortune Brands, see Note 15, "Related Party Transactions."

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

Tornado at Jackson, GA Production Facility On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company’s assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the losses the Company suffered. The Company’s insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the first quarter of 2023, the Company incurred expenses of $9.4 million solely related to damages caused by the tornado. These expenses included compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. No expenses related to the tornado were incurred in either the second or third quarter of 2023, and at this time, we do not expect to incur any additional costs related to this matter. For the thirteen and thirty-nine weeks ended September 24, 2023, we received $2.0 million and $4.2 million, respectively, of insurance proceeds for direct costs caused by the tornado. Both the expenses and insurance recoveries are recorded as a component of cost of products sold in the condensed consolidated statements of income. Subsequent to September 24, 2023, we received and recognized an additional $3.2 million of insurance proceeds during our fiscal fourth quarter, representing the final payment under the claim. Upon receipt of this payment, we consider this claim to be closed.

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

3. Revenue from Contracts with Customers
Our principal performance obligations are the sale of high quality stock, semi-custom and premium cabinetry, as well as vanities, for the kitchen, bath and other parts of the home (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note 13, "Contingencies and Accrued Losses," for further discussion.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.3 million and $3.0 million as of September 24, 2023 and December 25, 2022, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

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

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Dealers(a)	$350.0	$454.0	$1,036.3	$1,287.6
Retailers(b)	214.0	269.9	677.6	809.9
Builders(c)	78.9	88.1	228.7	248.1
U.S. net sales	642.9	812.0	1,942.6	2,345.6
International(d)	34.4	46.4	106.5	145.5
Net sales	$677.3	$858.4	$2,049.1	$2,491.1
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

The following table summarizes the activity for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022:

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Beginning balance	$6.1	$9.2	$11.6	$2.5
Bad debt provision	0.8	1.9	1.5	9.8
Uncollectible accounts written off, net of recoveries	(1.6)	(1.5)	(7.8)	(2.7)
Ending balance	$5.3	$9.6	$5.3	$9.6

4. Earnings Per Share
On December 14, 2022, 128.0 million MasterBrand common shares were distributed to Fortune Brands’ shareholders in conjunction with the Separation. For comparative purposes, the thirteen and thirty-nine weeks ended September 25, 2022 have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution and assume the same basic weighted average shares. For the thirteen and thirty-nine weeks ended September 24, 2023, diluted earnings per share is computed by giving effect to all potentially dilutive stock awards that are outstanding. For the thirteen and thirty-nine weeks ended September 25, 2022, which was prior to the Separation, it is assumed that there are no dilutive securities as there were no stock-based awards of MasterBrand, Inc. outstanding.

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022:

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share amounts)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Numerator:
Numerator for basic and diluted earnings per share - Net income	$59.7	$52.2	$145.9	$140.0
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.6	128.0	128.1	128.0
Effect of dilutive securities - stock-based awards	2.7	—	1.8	—
Denominator for diluted earnings per share - weighted average shares outstanding	130.3	128.0	129.9	128.0
Earnings per share:
Basic	$0.47	$0.41	$1.14	$1.09
Diluted	$0.46	$0.41	$1.12	$1.09

For the thirteen and thirty-nine weeks ended September 24, 2023, approximately 0.3 million and 0.8 million shares of stock granted under share-based compensation plans, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

5. Balance Sheet Information
Supplemental information on our balance sheets is as follows:

(In millions)	September 24, 2023	December 25, 2022
Inventories:
Raw materials and supplies	$187.3	$292.1
Work in process	23.8	23.6
Finished products	58.3	57.4
Total inventories	$269.4	$373.1
Property, plant and equipment:
Land and improvements	$31.1	$32.9
Buildings and improvements to leaseholds	304.9	304.0
Machinery and equipment	539.8	518.8
Construction in progress	31.0	37.7
Property, plant and equipment, gross	906.8	893.4
Less: accumulated depreciation	565.3	540.8
Property, plant and equipment, net of accumulated depreciation	$341.5	$352.6
Accounts payable:
Third party	$146.6	$175.1
Fortune Brands (a)	33.1	44.1
Total accounts payable	$179.7	$219.2
Other current liabilities:
Accrued salaries, wages and other compensation	$63.1	$49.0
Accrued restructuring	1.5	15.4
Accrued income and other taxes	23.9	14.3
Accrued product warranties	13.6	11.2
Other accrued expenses	62.5	70.6
Total other current liabilities	$164.6	$160.5
(a) The payable to Fortune Brands of $33.1 million and $44.1 million as of September 24, 2023 and December 25, 2022, respectively, includes various items Fortune Brands paid on our behalf, for which we owe reimbursement, including income taxes incurred prior to the Separation of $32.6 million, and amounts owed to Fortune for transition services performed in accordance with the Transition Services Agreement.

6. Goodwill and Identifiable Intangible Assets
We had goodwill of $924.6 million and $924.2 million as of September 24, 2023 and December 25, 2022, respectively. The change in the net carrying amount of goodwill was as follows:

(In millions)	Total Goodwill
Balance at December 25, 2022	$924.2
Q1 2023 translation adjustments	(0.4)
Balance at March 26, 2023	$923.8
Q2 2023 translation adjustments	1.4
Balance at June 25, 2023	$925.2
Q3 2023 translation adjustments	(0.6)
Balance at September 24, 2023	$924.6
The gross carrying value and accumulated amortization by class of intangible assets as of September 24, 2023 and December 25, 2022 were as follows:

	As of September 24, 2023			As of December 25, 2022
(In millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$183.5	$—	$183.5	$183.1	$—	$183.1
Amortizable intangible assets
Tradenames	10.3	(10.3)	—	10.3	(10.2)	0.1
Customer and contractual relationships	363.2	(208.2)	155.0	362.9	(196.8)	166.1
Patents/proprietary technology	11.0	(11.0)	—	11.0	(10.5)	0.5
Total	384.5	(229.5)	155.0	384.2	(217.5)	166.7
Total identifiable intangibles	$568.0	$(229.5)	$338.5	$567.3	$(217.5)	$349.8

There were no impairments of goodwill or indefinite-lived assets for the thirteen and thirty-nine weeks ended September 24, 2023. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen and thirty-nine weeks ended September 24, 2023. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

In the second quarter of 2022, subsequent to the balance sheet date, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter of 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter of 2022, we recognized an impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. As of both September 24, 2023 and December 25, 2022, the carrying value of this tradename was $46.2 million.

In the fourth quarter of 2022, we recognized an impairment charge of $7.6 million to a second indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation as well as elevated interest rates and economic uncertainty. As of both September 24, 2023 and December 25, 2022, the carrying value of this tradename was $19.1 million.

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

As of and for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 24, 2023 was $51.1 million, representing a net settlement asset of $3.3 million. Based on foreign exchange rates as of September 24, 2023, we estimate that the $2.3 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of September 24, 2023 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of September 24, 2023 and December 25, 2022 were:

(In millions)	Location	September 24, 2023	December 25, 2022
Assets:
Foreign exchange contracts	Other current assets	$3.3	$3.7
	Total assets	$3.3	$3.7
Liabilities:
Foreign exchange contracts	Other current liabilities	$—	$0.5
	Total liabilities	$—	$0.5

The effects of derivative financial instruments on the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 were:

	Classification and Amount Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	13 weeks ended September 24, 2023
(In millions)	Cost of products sold	Other (income) expense, net
Total amounts per Condensed Consolidated Statements of Income	$439.8	$(1.0)
The effects of fair value and cash flow hedging:
Loss on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	1.3
Derivative designated as hedging instruments	—	—
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	(3.1)	—

	Classification and Amount Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	13 weeks ended September 25, 2022
(In millions)	Cost of products sold	Other (income) expense, net
Total amounts per Condensed Consolidated Statements of Income	$593.5	$0.7
The effects of fair value and cash flow hedging:
(Gain) loss on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	(0.5)
Derivative designated as hedging instruments	—	1.3
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	(0.4)	—

	Classification and Amount Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	39 weeks ended September 24, 2023
(In millions)	Cost of products sold	Other (income) expense, net
Total amounts per Condensed Consolidated Statements of Income	$1,370.8	$(0.1)
The effects of fair value and cash flow hedging:
(Gain) loss on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	(0.7)
Derivative designated as hedging instruments	—	3.4
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	(8.6)	—

	Classification and Amount Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	39 weeks ended September 25, 2022
(In millions)	Cost of products sold	Other (income) expense, net
Total amounts per Condensed Consolidated Statements of Income	$1,765.6	$1.5
The effects of fair value and cash flow hedging:
(Gain) loss on fair value hedging relationships
Foreign exchange contracts:
Hedged items	—	(3.1)
Derivative designated as hedging instruments	—	5.6
Gain on cash flow hedging relationships
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	(2.1)	—

The unrealized holding gains from cash flow hedges recognized in other comprehensive income during the thirteen weeks ended September 24, 2023 were $1.6 million. There were no unrealized holding gains from cash flow hedges recognized in other comprehensive income during the thirteen weeks ended September 25, 2022. The unrealized holding gains from cash flow hedges recognized in other comprehensive income during the thirty-nine weeks ended September 24, 2023 and September 25, 2022 were $8.1 million and $3.5 million, respectively.

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
Assets and liabilities measured at fair value on a recurring basis as of September 24, 2023 and December 25, 2022 were as follows:

	Fair Value
(In millions)	September 24, 2023	December 25, 2022
Assets:
Derivative asset financial instruments (Level 2)	$3.3	$3.7
Deferred compensation program assets (Level 2)	5.3	3.6
Total assets	$8.6	$7.3
Liabilities:
Derivative liability financial instruments (Level 2)	$—	$0.5

9. Debt
The following table provides a summary of the Company’s debt as of September 24, 2023 and December 25, 2022, including the carrying value of the debt less debt issuance costs:

	September 24, 2023		December 25, 2022
(In millions)	Current	Long-term	Current	Long-term
Revolving credit facility due November 2027	$—	$—	$—	$235.0
Term loan due November 2027	9.4	703.1	18.8	731.3
Subtotal	9.4	703.1	18.8	966.3
Less: Unamortized debt issuance costs	(1.2)	(3.8)	(1.3)	(4.8)
Total	$8.2	$699.3	$17.5	$961.5

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

During the thirteen weeks ended September 24, 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. Additionally, the revolving credit facility was paid in full during the thirteen weeks ended September 24, 2023. Total amounts outstanding under the term loan as of September 24, 2023 were $712.5 million. The revolving credit facility did not have an outstanding balance as of September 24, 2023. Total amounts outstanding under the term loan and revolving credit facility as of December 25, 2022 were $750.0 million and $235.0 million, respectively.

Interest rates under these facilities are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing, and the Company’s net leverage ratio as measured by net leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The net leverage ratio could not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. The Company also is required to maintain a minimum interest coverage ratio, defined as Consolidated EBITDA to consolidated interest expense, of 3.0 to 1.0.

The Company’s 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The Company believes it was in compliance with all of its debt covenants as of September 24, 2023 and December 25, 2022.

Interest paid on debt was $14.4 million and $49.1 million for the thirteen and thirty-nine weeks ended September 24, 2023, respectively. During the fourth quarter of 2022, we incurred indebtedness in connection with the Separation and Distribution, which resulted in the recognition of interest expense. Prior to the Separation, we had no third-party borrowings. We did not record any material capitalized interest during the thirteen and thirty-nine weeks ended September 24, 2023 or September 25, 2022.

10. Restructuring Charges
For the thirteen and thirty-nine weeks ended September 24, 2023, we recognized restructuring charges of $1.4 million and $4.1 million, respectively. For the thirteen and thirty-nine weeks ended September 25, 2022, we recognized restructuring charges of $9.6 million and $10.9 million, respectively. Restructuring charges for all periods presented are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(In millions)	Balance at June 25, 2023	Provision	Cash Expenditures(a)	Balance at September 24, 2023
Workforce reduction costs	$3.2	$1.2	$(3.0)	$1.4
Other	0.1	0.2	(0.2)	0.1
	$3.3	$1.4	$(3.2)	$1.5

(In millions)	Balance at June 26, 2022	Provision	Cash Expenditures(a)	Balance at September 25, 2022
Workforce reduction costs	$1.8	$9.4	$(1.6)	$9.6
Other	0.1	0.2	(0.2)	0.1
	$1.9	$9.6	$(1.8)	$9.7

(In millions)	Balance at December 25, 2022	Provision	Cash Expenditures(a)	Balance at September 24, 2023
Workforce reduction costs	$15.3	$2.5	$(16.4)	$1.4
Other	0.1	1.6	(1.6)	0.1
	$15.4	$4.1	$(18.0)	$1.5

(In millions)	Balance at December 26, 2021	Provision	Cash Expenditures(a)	Balance at September 25, 2022
Workforce reduction costs	$2.2	$10.6	$(3.2)	$9.6
Other	0.2	0.3	(0.4)	0.1
	$2.4	$10.9	$(3.6)	$9.7
(a) Cash expenditures primarily related to severance charges.

11. Income Taxes

The effective income tax rates for the thirteen weeks ended September 24, 2023, and September 25, 2022, were 23.4 percent and 33.3 percent, respectively. The net decrease in the effective tax rate between the periods primarily relates to state and local income taxes, IRS audit adjustments recognized in 2022 including recognition of a deferred tax liability for foreign earnings where the Company cannot assert permanent reinvestment, and foreign income taxes at lower rates. These items were partially offset by changes to nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, and the tax benefit for decreases in uncertain tax positions.

The difference between our effective income tax rate for the thirteen weeks ended September 24, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, recognition of a deferred tax liability for foreign earnings, and the mix of earnings in jurisdictions with differing tax rates.

The effective income tax rates for the thirty-nine weeks ended September 24, 2023, and September 25, 2022, were 25.4 percent and 27.8 percent, respectively. The net decrease in the effective tax rate between the periods primarily relates to state and local income taxes, IRS audit adjustments recognized in 2022 including recognition of a deferred tax liability for earnings of various foreign entities, the mix of earnings in jurisdictions with differing tax rates, partially offset by nondeductible compensation, recognition of a deferred tax liability for foreign earnings, foreign income inclusions with offsetting foreign tax credits, and the tax benefit for decreases in uncertain tax positions.

The difference between our effective income tax rate for the thirty-nine weeks ended September 24, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, recognition of a deferred tax liability for foreign earnings, changes due to foreign tax return filings, and the mix of earnings in jurisdictions with differing tax rates.

12. Pension and Other Postretirement Plans
The components of net periodic (benefit) cost for pension and other postretirement plans for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively, are as set forth in the tables below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic (benefit) cost are classified as other expense (income), net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(In millions)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Service cost	$—	$—	$0.1	$0.2
Interest cost	1.7	1.2	0.1	0.1
Expected return on plan assets	(1.8)	(1.8)	—	—
Net periodic (benefit) cost	$(0.1)	$(0.6)	$0.2	$0.3

	Pension Benefits		Postretirement Benefits
	39 Weeks Ended		39 Weeks Ended
(In millions)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Service cost	$—	$—	$0.3	$0.4
Interest cost	4.9	3.7	0.2	0.2
Expected return on plan assets	(5.3)	(5.4)	—	—
Net periodic (benefit) cost	$(0.4)	$(1.7)	$0.5	$0.6

13. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022.

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Reserve balance at the beginning of the period	$13.2	$8.2	$11.2	$7.0
Provision for warranties issued	8.2	11.1	26.3	29.4
Settlements made (in cash or in kind)	(7.8)	(9.1)	(23.9)	(26.2)
Reserve balance at the end of the period	$13.6	$10.2	$13.6	$10.2

Litigation

The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, such costs or an unfavorable outcome could have a material impact on our consolidated results of operations, cash flows and financial condition.

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million(1) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputes these findings and believes it has supporting documentation regarding importation and exportation of goods in Mexico with respect to such audit. The Company has appealed this decision and is continuing to defend its position vigorously. The Company believes the appeal will result in a substantial reduction to the amount, if any, that will be due to the SAT, such that any amount ultimately payable will not be material to the Company. Furthermore, based on a review by the Company and the aforementioned tax assessment, the Company believes it is possible that the Company may become subject to further audits concerning other related tax issues. While we cannot predict with certainty the outcome of this assessment, based on currently known information, we believe our risk of loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of September 24, 2023 and December 25, 2022.

(1) Using the currency exchange rate of 0.058 U.S. dollars per Mexican peso. The tax assessment was 944,813,870 Mexican pesos.

14. Accumulated Other Comprehensive (Loss) Income
Total accumulated other comprehensive (loss) income consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as hedges, and adjustments related to our defined benefit and other postretirement benefit plans. The after-tax components of, and changes in, accumulated other comprehensive (loss) income for the thirteen and thirty-nine weeks ended September 24, 2023 were as follows:

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at June 25, 2023	$1.6	$3.8	$(9.3)	$(3.9)
Amounts classified into accumulated other comprehensive (loss) income	(2.0)	1.6	—	(0.4)
Amounts reclassified into earnings	—	(3.1)	—	(3.1)
Net current period other comprehensive (loss)	(2.0)	(1.5)	—	(3.5)
Balance at September 24, 2023	$(0.4)	$2.3	$(9.3)	$(7.4)

Balance at June 26, 2022	$1.3	$1.9	$(5.8)	$(2.6)
Amounts classified into accumulated other comprehensive (loss) income	(11.4)	—	0.1	(11.3)
Amounts reclassified into earnings	—	(0.4)	—	(0.4)
Net current period other comprehensive (loss) income	(11.4)	(0.4)	0.1	(11.7)
Balance at September 25, 2022	$(10.1)	$1.5	$(5.7)	$(14.3)

(In millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive income (loss)	7.6	8.1	—	15.7
Amounts reclassified into earnings	—	(8.6)	—	(8.6)
Net current period other comprehensive income (loss)	7.6	(0.5)	—	7.1
Balance at September 24, 2023	$(0.4)	$2.3	$(9.3)	$(7.4)

Balance at December 26, 2021	$1.9	$0.1	$(5.9)	$(3.9)
Amounts classified into accumulated other comprehensive (loss) income	(12.0)	3.5	0.2	(8.3)
Amounts reclassified into earnings	—	(2.1)	—	(2.1)
Net current period other comprehensive (loss) income	(12.0)	1.4	0.2	(10.4)
Balance at September 25, 2022	$(10.1)	$1.5	$(5.7)	$(14.3)

The reclassifications out of accumulated other comprehensive (loss) income for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 were as follows:

Details about Accumulated Other Comprehensive (Loss) Income Components	Affected Line Item in the Condensed Consolidated Statements of Income
	13 Weeks Ended
(In millions)	September 24, 2023	September 25, 2022
Gains on cash flow hedges
Foreign exchange contracts	$(3.1)	$(0.4)	Cost of products sold
Total reclassifications for the period	$(3.1)	$(0.4)	Net of tax

	26 Weeks Ended
(In millions)	September 24, 2023	September 25, 2022
Gains on cash flow hedges
Foreign exchange contracts	$(8.6)	$(2.1)	Cost of products sold
Total reclassifications for the period	$(8.6)	$(2.1)	Net of tax

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
Fortune Brands performed, and continues to perform in limited areas under a Transition Services Agreement, certain corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services on behalf of the Company. The expenses associated with these functions have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated were $28.1 million and $69.2 million for the thirteen and thirty-nine weeks ended September 25, 2022, respectively, and such amounts are primarily included within selling, general and administrative expenses in the condensed consolidated statements of income. These amounts include costs of $23.6 million and $52.6 million for the thirteen and thirty-nine weeks ended September 25, 2022, respectively, that were not historically allocated to us as part of Fortune Brands’ normal periodic management reporting process. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the prior year periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.
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

Share-Based Compensation
Prior to the Separation, our employees participated in Fortune Brands stock-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, and selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. Stock-based compensation costs related to our employees for the thirteen and thirty-nine weeks ended September 25, 2022 were $2.7 million and $8.1 million, respectively, and are included within the total expenses allocated, as noted above.
Related Party Sales
There were no material sales to or from Fortune Brands or its subsidiaries for any of the periods presented.
Balances Due to and From Related Parties
After the Separation, Fortune Brands is not considered a related party of MasterBrand. As such, there were no related party receivables or payables outstanding as of September 24, 2023 and December 25, 2022. Refer to Note 5, "Balance Sheet Information," for additional details of the accounts payable due from MasterBrand to Fortune Brands as of September 24, 2023 and December 25, 2022.
Prior to the Separation, the related party note receivable balance was the amount owed to the Company and its subsidiaries from Fortune Brands. We had written interest-bearing loan agreements in place with Fortune Brands. The receivable balance consisted of excess cash remitted to the Parent’s cash pooling arrangements, net of expenses incurred by us which were paid for by Fortune Brands. The loan agreements were to mature on April 14, 2026, but all amounts under these agreements were settled prior to the Separation. The receivable balance earned interest at a rate in-line with the Fortune Brands’ short-term borrowing rate, which was between 2.75 percent and 3.50 percent and between 0.95 percent and 3.50 percent during the thirteen and thirty-nine weeks ended September 25, 2022, respectively.

Prior to the Separation, the related party note payable balance was a note payable between a subsidiary of the Company and Fortune Brands. The balance comprised of a revolving loan that was due at the maturity of the agreement on April 15, 2026, but was settled prior to the Separation. The note bore interest at rates ranging between 3.00 percent and 3.75 percent and between 1.20 percent and 3.75 percent during the thirteen and thirty-nine weeks ended September 25, 2022, respectively.

The Company received interest income on related party receivables of $4.9 million and $8.4 million during the thirteen and thirty-nine weeks ended September 25, 2022, respectively. Additionally, the Company incurred interest expense on intercompany payables and notes of $0.6 million and $1.1 million for the thirteen and thirty-nine weeks ended September 25, 2022, respectively.

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

During the thirteen and thirty-nine weeks ended September 24, 2023, we repurchased 942,918 and 1,347,776 shares of our common stock under this program, respectively. The shares were repurchased at a cost of approximately $11.5 million and $15.9 million, respectively, or an average of $12.23 and $11.83 per share, respectively, during the thirteen and thirty-nine weeks ended September 24, 2023. As of September 24, 2023, $34.1 million remained authorized for purchase under our stock repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” regarding business strategies, market potential, future financial performance, and other matters. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could,” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 within Part I, Item 1A, in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2023 within Part II, Item 1A and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
◦Costs of complying with evolving tax and other regulatory requirements and the effect of actual or alleged violations of tax, environmental or other laws;
◦The effect of climate change and unpredictable seasonal and weather factors;
◦Failure to realize the anticipated benefits of the separation from Fortune Brands;
◦Conditions in the housing market in the United States and Canada;
◦The expected strength of our existing customers and consumers;
◦Worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis;
◦Unfavorable or unexpected effects of the distribution and separation from Fortune Brands;
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

•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the thirteen and thirty-nine week periods that ended on September 24, 2023 as compared to September 25, 2022. Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2023,” or “fiscal 2023” refers to our 2023 fiscal year that is a 53-week period that will end on December 31, 2023; and (2) “2022,” or “fiscal 2022” refers to our 2022 fiscal year that was a 52-week period that ended on December 25, 2022. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the third quarter of 2023” refers to the thirteen week period that ended on September 24, 2023; (2) “the third quarter of 2022” refers to the thirteen week period that ended on September 25, 2022; (3) “the first three quarters of 2023” refers to the thirty-nine weeks ended September 24, 2023; and (4) “the first three quarters of 2022” refers to the thirty-nine weeks ended September 25, 2022.

•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our thirty-nine week period that ended on September 24, 2023 as compared to our thirty-nine week period that ended on September 25, 2022. This section also provides a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

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

On December 14, 2022, the Separation was completed by way of a pro rata dividend of our common stock to stockholders of Fortune Brands common stock (the “Distribution”). On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brands shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock, and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for all prior periods presented in the condensed consolidated financial statements, including Note 4, "Earnings Per Share," have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

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
Basis of Presentation
Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year and have been principally derived from the consolidated financial statements of our Company and its consolidated subsidiaries using the historical results of operations, and historical basis of assets and liabilities. Our condensed consolidated financial statements have been prepared in accordance with GAAP. Our historical financial statements through the date of Separation include allocations of expenses related to certain Fortune Brands corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, employee headcount or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the thirteen and thirty-nine weeks ended September 25, 2022 were $28.1 million and $69.2 million, respectively, of which $23.6 million and $52.6 million, respectively, was not previously allocated to us. Such amounts are primarily included within selling, general and administrative expenses in our condensed consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our employees and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The income tax amounts in our condensed consolidated financial statements have been calculated on a separate return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands as of September 24, 2023, is recorded in accounts payable on the condensed consolidated balance sheet.
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
All transactions between us and Fortune Brands previously resulting in related party balances were settled in our consolidated financial statements immediately prior to the Distribution, or were settled shortly thereafter, including by making a distribution of capital by us to Fortune Brands of any remaining related party receivable owed by Fortune Brands to us. For more information regarding related party transactions with Fortune Brands, see Note 15, "Related Party Transactions," within this Quarterly Report on Form 10-Q. Fortune Brands utilized a central approach to treasury management, and we historically participated in related cash pooling arrangements prior to the Separation. Our cash and cash equivalents on our condensed consolidated balance sheets represent cash balances held in bank accounts owned by us and our consolidated subsidiaries. Prior to Separation, we had no third-party borrowings. All borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our condensed consolidated balance sheets and classified as current or noncurrent based on loan maturity dates.

Fortune Brands’ third-party debt and related interest expense have not historically been attributed to us as we were not the legal obligor of the debt, and the borrowings are not specifically identifiable to us. However, we incurred indebtedness in connection with the Separation and Distribution, which resulted in additional interest expense beginning in the fourth quarter of 2022.

Results of Operations
The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended September 24, 2023 compared to the thirteen weeks ended September 25, 2022.

Thirteen Weeks Ended September 24, 2023 Compared to the Thirteen Weeks Ended September 25, 2022

	Thirteen Weeks Ended
(In millions)	September 24, 2023	$ change	% change	September 25, 2022
NET SALES	$677.3	$(181.1)	(21.1)%	$858.4
Cost of products sold	439.8	(153.7)	(25.9)%	593.5
GROSS PROFIT	237.5	(27.4)	(10.3)%	264.9
Selling, general and administrative expenses	140.3	(35.9)	(20.3)%	176.2
Amortization of intangible assets	3.6	(0.8)	(18.2)%	4.4
Restructuring charges	1.4	(8.2)	(85.4)%	9.6
OPERATING INCOME	92.2	17.5	23.4%	74.7
Related party interest income, net	—	4.3	n/m (1)	(4.3)
Interest expense	15.3	15.3	n/m (1)	—
Other (income) expense, net	(1.0)	(1.7)	n/m (1)	0.7
INCOME BEFORE TAXES	77.9	(0.4)	(0.5)%	78.3
Income tax expense	18.2	(7.9)	(30.3)%	26.1
NET INCOME	$59.7	$7.5	14.4%	$52.2
___________
(1)Not meaningful.
Net sales
Net sales were $677.3 million for the thirteen weeks ended September 24, 2023 compared to $858.4 million for the thirteen weeks ended September 25, 2022, a decrease of $181.1 million, or 21.1 percent. The lower net sales compared to the third quarter of 2022 was driven mainly by a decrease in sales unit volume and trade downs from higher priced products to lower priced products, which more than offset the favorable impact from previously implemented price increases. Foreign currency impact was unfavorable by $0.7 million during the third quarter of 2023 as compared to the third quarter of 2022.

Cost of products sold

Cost of products sold decreased by $153.7 million, or 25.9 percent, to $439.8 million (64.9 percent of net sales) in the third quarter of 2023 as compared to $593.5 million (69.1 percent of net sales) in the third quarter of 2022. In addition to the impact of decreased sales unit volume, the lower cost of products sold as a percentage of net sales in the third quarter of 2023 is due to realized savings from various cost reduction actions taken in the fourth quarter of 2022 and first nine months of 2023 and commodity cost deflation, partially offset by labor inflation. Additionally, the third quarter of 2023 was favorably impacted by $2.0 million of insurance recoveries related to the tornado that occurred during the first quarter at our Jackson, GA facility and $3 million of accumulated medical rebates related to the favorable renegotiation of our health insurance program.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $35.9 million, or 20.3 percent, to $140.3 million (20.7 percent of net sales) in the thirteen weeks ended September 24, 2023 compared to $176.2 million (20.5 percent of net sales) in the thirteen weeks ended September 25, 2022. The decrease in the third quarter of 2023 is due to lower distribution costs ($16.1 million) and commission costs ($6.1 million) as a result of lower unit volume, partially offset by increased employee-related costs ($8.2 million), including salaries, incentive compensation and stock-based compensation, and professional support fees ($8.5 million). The third quarter of 2023 includes employee-related and professional support fee costs for newly established MasterBrand corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services, previously provided by Fortune Brands. The third quarter of 2022 included $28.1 million of allocated costs from Fortune Brands which did not recur in the third quarter of 2023. In the third quarter of 2023, we incurred $0.1 million of additional costs directly related to the Separation from Fortune Brands, as compared to $3.5 million in the third quarter of 2022.

Restructuring charges
Restructuring charges were $1.4 million in the thirteen weeks ended September 24, 2023 as compared to $9.6 million during the thirteen week period ended September 25, 2022. Restructuring charges for all periods presented are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Operating income
We recorded operating income of $92.2 million in the thirteen weeks ended September 24, 2023, compared to operating income of $74.7 million for the thirteen weeks ended September 25, 2022. The $17.5 million, or 23.4 percent, increase in operating income was driven mainly by the realized savings from various cost reduction actions taken in the fourth quarter of 2022 and first three quarters of 2023 and decreased selling, general and administrative expenses.

Related party interest income, net
Related party interest income, net, was $4.3 million in the third quarter of 2022 based upon the related party loan receivable from Fortune Brands. Prior to the Separation, excess cash generated by our operations was remitted to Fortune Brands on a regular basis through the cash pooling arrangements. At the date of the Separation, such arrangements ceased.

Interest expense
Upon Separation, we incurred indebtedness in connection with the Separation and Distribution, which resulted in $15.3 million of interest expense in the third quarter of 2023. Prior to the Separation, we had no third-party borrowings.

Other (income) expense, net
Other income, net was $1.0 million in the third quarter of 2023, which was comparable to other expense, net of $0.7 million in the third quarter of 2022.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen week periods ended September 24, 2023 and September 25, 2022 were as follows:

	Thirteen Weeks Ended
(In millions)	September 24, 2023	September 25, 2022
Income before taxes	$77.9	$78.3
Income tax expense	18.2	26.1
Effective tax rate	23.4%	33.3%

The effective income tax rates for the thirteen weeks ended September 24, 2023, and September 25, 2022, were 23.4 percent and 33.3 percent, respectively. The net decrease in the effective tax rate between the periods primarily relates to state and local income taxes, IRS audit adjustments recognized in 2022 including recognition of a deferred tax liability for foreign earnings where the Company cannot assert permanent reinvestment, and foreign income taxes at lower rates. These items were partially offset by changes to nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, and the tax benefit for decreases in uncertain tax positions.

The difference between our effective income tax rate for the thirteen weeks ended September 24, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, recognition of a deferred tax liability for foreign earnings, and the mix of earnings in jurisdictions with differing tax rates.

The difference between our effective income tax rate for the thirteen weeks ended September 25, 2022, and the U.S. statutory rate of 21.0 percent primarily relates to state and local income taxes, as well as additional expense resulting from an IRS audit, including the recognition of a deferred tax liability for foreign earnings where the Company cannot assert permanent reinvestment. These items were partially offset by the tax benefit for decreases in uncertain tax positions
Net income
Net income was $59.7 million for the thirteen weeks ended September 24, 2023 compared to $52.2 million for the thirteen weeks ended September 25, 2022. While operating income increased $17.5 million, or 23.4 percent, it was partially offset by the $15.3 million of interest expense in the third quarter of 2023 resulting from the indebtedness we incurred upon Separation from Fortune Brands. Tax expense also decreased by $7.9 million in the third quarter of 2023 compared to the third quarter of 2022 as the result of a lower effective tax rate.

The following discussion of condensed consolidated results of operations refers to the thirty-nine weeks ended September 24, 2023 compared to the thirty-nine weeks ended September 25, 2022.

Thirty-Nine Weeks Ended September 24, 2023 Compared to the Thirty-Nine Weeks Ended September 25, 2022

	Thirty-Nine Weeks Ended
(In millions)	September 24, 2023	$ change	% change	September 25, 2022
NET SALES	$2,049.1	$(442.0)	(17.7)%	$2,491.1
Cost of products sold	1,370.8	(394.8)	(22.4)%	1,765.6
GROSS PROFIT	678.3	(47.2)	(6.5)%	725.5
Selling, general and administrative expenses	417.3	(69.9)	(14.3)%	487.2
Amortization of intangible assets	11.6	(1.6)	(12.1)%	13.2
Asset impairment charge	—	(26.0)	n/m (1)	26.0
Restructuring charges	4.1	(6.8)	(62.4)%	10.9
OPERATING INCOME	245.3	57.1	30.3%	188.2
Related party interest income, net	—	7.3	n/m (1)	(7.3)
Interest expense	49.9	49.9	n/m (1)	—
Other (income) expense, net	(0.1)	(1.6)	(106.7)%	1.5
INCOME BEFORE TAXES	195.5	1.5	0.8%	194.0
Income tax expense	49.6	(4.4)	(8.1)%	54.0
NET INCOME	$145.9	$5.9	4.2%	$140.0
___________
(1)Not meaningful.

Net sales
Net sales were $2,049.1 million for the thirty-nine weeks ended September 24, 2023 compared to $2,491.1 million for the thirty-nine weeks ended September 25, 2022, a decrease of $442.0 million, or 17.7 percent. The lower net sales, compared to the thirty-nine weeks ended September 25, 2022, were driven by a decrease in sales unit volume, partially offset by favorable price, including the carryover of price increases implemented in the second half of 2022. Foreign currency impact was $3.8 million unfavorable during the thirty-nine weeks ended September 24, 2023 as compared to the thirty-nine weeks ended September 25, 2022.

Cost of products sold

Cost of products sold decreased by $394.8 million, or 22.4 percent, to $1,370.8 million (66.9 percent of net sales) in the thirty-nine weeks ended September 24, 2023 as compared to $1,765.6 million (70.9 percent of net sales) in the thirty-nine weeks ended September 25, 2022. In addition to the impact of decreased sales unit volume, the lower cost of products sold as a percentage of net sales in the thirty-nine weeks ended September 24, 2023 is due to the favorable carryover of price increases implemented in the second half of 2022, as well as realized savings from various cost reduction actions taken in the fourth quarter of 2022 and the thirty-nine weeks ended September 24, 2023, and deflation in commodity costs and inbound transportation. These factors were partially offset by labor inflation. Additionally, the thirty-nine weeks ended September 24, 2023 included $9.4 million of incremental costs, less $4.2 million of insurance recoveries, related to the tornado that occurred during our first quarter at our Jackson, GA facility.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $69.9 million, or 14.3 percent, to $417.3 million (20.4 percent of net sales) in the thirty-nine weeks ended September 24, 2023 compared to $487.2 million (19.6 percent of net sales) in the thirty-nine weeks ended September 25, 2022. The decrease in the thirty-nine weeks ended September 24, 2023 is primarily due to lower distribution costs ($37.9 million) and commission costs ($15.5 million) as a result of lower unit volume, partially offset by increased employee-related costs ($25.7 million), including salaries, incentive compensation and stock-based compensation, and professional support fees ($24.0 million). The thirty-nine weeks ended September 24, 2023 includes employee-related and professional support fee costs for newly established MasterBrand corporate functions. The thirty-nine weeks ended September 25, 2022 included $69.2 million of allocated costs from Fortune Brands which did not recur in the thirty-nine weeks ended September 24, 2023. In the thirty-nine weeks ended September 24, 2023, we incurred $2.3 million of additional costs directly related to the Separation from Fortune Brands, as compared to $3.7 million in the thirty-nine weeks ended September 25, 2022.

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

Restructuring charges
Restructuring charges were $4.1 million in the thirty-nine weeks ended September 24, 2023 as compared to $10.9 million during the thirty-nine weeks ended September 25, 2022. Restructuring charges for all periods presented are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Operating income
We recorded operating income of $245.3 million in the thirty-nine weeks ended September 24, 2023, compared to operating income of $188.2 million for the thirty-nine weeks ended September 25, 2022. The $57.1 million, or 30.3 percent, increase in operating income was driven mainly by the non-recurrence of the $26.0 million asset impairment charge taken in the second quarter of 2022, coupled with the favorable carryover of price increases implemented in 2022, realized savings from various cost reduction actions taken in the fourth quarter of 2022 and thirty-nine weeks ended September 24, 2023, and decreased selling, general and administrative expenses. These items were partially offset by $9.4 million of incremental costs, less $4.2 million of insurance recoveries, related to the tornado at our Jackson, GA facility.

Related party interest income, net
Related party interest income, net, was $7.3 million in the thirty-nine weeks ended September 25, 2022 based upon the related party loan receivable from Fortune Brands. Prior to the Separation, excess cash generated by our operations was remitted to Fortune Brands on a regular basis through the cash pooling arrangements. At the date of the Separation, such arrangements ceased.

Interest expense
We incurred indebtedness in connection with the Separation and Distribution, which resulted in $49.9 million of interest expense in the thirty-nine weeks ended September 24, 2023. Prior to the Separation, we had no third-party borrowings.

Other (income) expense, net
Other income, net was $0.1 million in the thirty-nine weeks ended September 24, 2023, which was comparable to other expense, net of $1.5 million in the thirty-nine weeks ended September 25, 2022.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirty-nine week periods ended September 24, 2023 and September 25, 2022 were as follows:

	Thirty-Nine Weeks Ended
(In millions)	September 24, 2023	September 25, 2022
Income before taxes	$195.5	$194.0
Income tax expense	49.6	54.0
Effective tax rate	25.4%	27.8%

The effective income tax rates for the thirty-nine weeks ended September 24, 2023, and September 25, 2022, were 25.4 percent and 27.8 percent, respectively. The net decrease in the effective tax rate between the periods primarily relates to state and local income taxes, IRS audit adjustments recognized in 2022 including recognition of a deferred tax liability for earnings of various foreign entities, the mix of earnings in jurisdictions with differing tax rates, partially offset by nondeductible compensation, recognition of a deferred tax liability for foreign earnings, foreign income inclusions with offsetting foreign tax credits, and the tax benefit for decreases in uncertain tax positions.

The difference between our effective income tax rate for the thirty-nine weeks ended September 24, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, recognition of a deferred tax liability for foreign earnings, changes due to foreign tax return filings, and the mix of earnings in jurisdictions with differing tax rates.

The difference between our effective income tax rate for the thirty-nine weeks ended September 25, 2022, and the U.S. statutory rate of 21.0 percent primarily relates to state and local income taxes, as well as additional expense resulting from an IRS audit, including the recognition of a deferred tax liability for foreign earnings where the Company cannot assert permanent reinvestment. These items were partially offset by the tax benefit for decreases in uncertain tax positions.

Net income
Net income was $145.9 million for the thirty-nine weeks ended September 24, 2023 compared to $140.0 million for the thirty-nine weeks ended September 25, 2022. While operating income increased $57.1 million, or 30.3 percent, it was partially offset by the $49.9 million of interest expense in the thirty-nine weeks ended September 24, 2023 resulting from the indebtedness we incurred upon Separation from Fortune Brands.

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
After the Separation, we no longer have financial support from Fortune Brands. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 and in our Quarterly Report on Form 10-Q for the fiscal quarters ended March 26, 2023 and September 24, 2023 within Part II, Item 1A and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Interest rates under these facilities are variable based on the SOFR at the time of the borrowing, and our net leverage ratio as measured by our Net Leverage to our Consolidated EBITDA. Net Leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The Net Leverage Ratio could not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. We also are required to maintain a minimum Interest Coverage Ratio of 3.0 to 1.0. The Interest Coverage Ratio is defined as Consolidated EBITDA to consolidated interest expense.

Our 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The $750.0 million Term Loan has quarterly required amortization payments, which began in March 2023. During the thirteen weeks ended September 24, 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. Additionally, the revolving credit facility was paid in full during the thirteen weeks ended September 24, 2023. These amortization payments, made possible due to the generation of strong operating cash flow, were made to reduce future interest expense and provide financial flexibility.

As of September 24, 2023, the Company believes it was in compliance with all financial covenants set forth in the 2022 Credit Agreement, and expects to remain in compliance for the foreseeable future.

As of September 24, 2023, we had $707.5 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.

Cash Flows
Below is a summary of cash flows for the thirty-nine weeks ended September 24, 2023 and September 25, 2022.

	Thirty-Nine Weeks Ended
(In millions)	September 24, 2023	September 25, 2022
Net cash provided by operating activities	$336.5	$117.9
Net cash used in investing activities	(21.1)	(32.2)
Net cash used in financing activities	(292.1)	(87.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.9)	(5.8)
Net increase (decrease) in cash and cash equivalents	$21.4	$(7.4)

Net cash provided by operating activities included net income of $145.9 million in the thirty-nine weeks ended September 24, 2023, as compared to net income of $140.0 million in the thirty-nine weeks ended September 25, 2022. The thirty-nine weeks ended September 24, 2023 net income included interest expense of $49.9 million on external debt that was entered into at the Separation, which resulted in cash outflows of $49.1 million for interest in the period. In the thirty-nine weeks ended September 24, 2023, accounts receivable generated $60.1 million of cash, as a result of improvements in our collection processes and decreased sales. In the thirty-nine weeks ended September 25, 2022, our accounts receivable used $22.9 million, due in part to increased thirty-nine weeks ended September 25, 2022 sales. In the thirty-nine weeks ended September 24, 2023, the movement in inventory was $103.9 million favorable, as compared to the thirty-nine weeks ended September 25, 2022, which had an unfavorable movement in inventory of $113.1 million. In 2022, we executed an intentional build in inventory in the first three quarters of the year in order to mitigate the impact of an uncertain and volatile global supply chain environment. The favorable inventory movement in the thirty-nine weeks ended September 24, 2023 reflects our efforts to more efficiently manage our inventory levels in the current supply chain environment and in alignment with sales volume. Accounts payable was $42.8 million unfavorable in the thirty-nine weeks ended September 24, 2023 as a result of decreased purchasing levels aligned with our lower inventory levels. This compares to the favorable accounts payable movement of $6.8 million in the thirty-nine weeks ended September 25, 2022 in conjunction with our increasing inventory levels. The thirty-nine weeks ended September 24, 2023 was also unfavorably impacted by $13.9 million of payments related to restructuring reserves primarily established in fiscal 2022.

Net cash used in investing activities was $21.1 million in the thirty-nine weeks ended September 24, 2023, compared to net cash used in investing activities of $32.2 million in the thirty-nine weeks ended September 25, 2022. The year-over-year decrease is due to fewer capital expenditures scheduled in the thirty-nine weeks ended September 24, 2023 as compared to the prior year, which included spending related to the completion of a large expansion at our production facility in Reynosa, Mexico.

Net cash used in financing activities was $292.1 million in the thirty-nine weeks ended September 24, 2023, as compared to cash used of $87.3 million in the thirty-nine weeks ended September 25, 2022. The thirty-nine weeks ended September 24, 2023 included net payments on external debt of $272.5 million, as we used cash generated from operations to pay off our revolving credit facility and make advanced payments on our term loan. The thirty-nine weeks ended September 24, 2023 also includes $15.6 million of stock repurchases made under the $50.0 million stock repurchase program authorized in the second quarter of 2023. The activity in the thirty-nine weeks ended September 25, 2022 primarily reflects our cash remittances to Fortune Brands, net of cash lending from Fortune Brands, to finance our operations prior to the Separation. The financing relationship with Fortune Brands ceased as of the date of Separation.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures. We also believe we have access to additional funds from capital markets to fund strategic initiatives.

RECENTLY ISSUED ACCOUNTING STANDARDS
As discussed in Note 2, "Recently Issued Accounting Standards," of our unaudited condensed consolidated financial statements, there are no recently issued accounting pronouncements that we have adopted and which have had a material effect on our results of operations, cash flows or financial condition.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 24, 2023 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 24, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Part II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS
We are defendants in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, we believe the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, such costs or an unfavorable outcome could have a material impact on our consolidated results of operations, cash flows and financial condition. Based on available information to date and subject to below, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in “Item 103 of Regulation S-K” and the instructions thereto.

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million(1) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputes these findings and believes it has supporting documentation regarding importation and exportation of goods in Mexico with respect to such audit. The Company has appealed this decision and is continuing to defend its position vigorously. The Company believes the appeal will result in a substantial reduction to the amount, if any, that will be due to the SAT, such that any amount ultimately payable will not be material to the Company. Furthermore, based on a review by the Company and the aforementioned tax assessment, the Company believes it is possible that the Company may become subject to further audits concerning other related tax issues. While we cannot predict with certainty the outcome of this assessment, based on currently known information, we believe our risk of loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 13, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.
(1) Using the currency exchange rate of 0.058 U.S. dollars per Mexican peso. The tax assessment was 944,813,870 Mexican pesos.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 in the section entitled “Risk Factors” within Part I, Item 1A, and in our Quarterly Report on Form 10-Q for the quarter ended March 26, 2023 in the section entitled “Risk Factors” within Part II, Item 1A, other than those noted below:

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

Tax audits may result in findings that have a negative impact on our results of operations, cash flows and financial condition.

We regularly undergo tax audits in various jurisdictions in which our products are sold or manufactured, including audits of indirect taxes, value-added tax, import and export related taxes, customs and duties in certain jurisdictions. The final determination, including related litigation, penalties and interest, with respect to any tax, import and export tax, customs and duty audits, could be materially different from our estimates or from our historical results in the periods for which that determination is made. Such determinations may adversely impact future period results of operations, cash flows and financial condition. For additional information regarding these matters, refer to Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Our pension costs and funding requirements could increase as a result of volatility in the financial markets and changes in interest rates and actuarial assumptions, or a decision to transfer administration of the pension plan to a third-party.

Increases in the costs of pension benefits and accelerated expenses may continue and negatively affect our business as a result of: the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; a decision by the Company to transfer administration of the pension plan to a third-party; and changes to our investment strategy that may impact our expected return on pension plan asset assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plan may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of common stock of the Company made during the thirteen week period ended September 24, 2023 by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs(1)
June 26, 2023 through July 23, 2023	284,626	$11.70	284,626	$42,262,217
July 24, 2023 through August 20, 2023	299,252	$12.52	299,252	$38,515,635
August 21, 2023 through September 24, 2023	359,040	$12.41	359,040	$34,061,019
Q3 Total	942,918	$12.23	942,918

(1) On May 9, 2023, we announced our authorization of a stock repurchase program under which we may repurchase up to $50.0 million of MasterBrand common stock over a twenty-four month period at management’s discretion for general corporate purposes.

(2) Average price paid per share excludes commissions paid.

Item 6.         EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Corrected Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective December 14, 2022	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101.*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104.*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President & Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President & Chief Financial Officer