Form 10-K
period 2023-12-31
MasterBrand, Inc.
filed 2024-02-27
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41545
MasterBrand, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-3479920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Enterprise Parkway, Suite 300 Beachwood, Ohio	44122
(Address of Principal Executive Offices)	(Zip Code)
877-622-4782
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	MBC	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 25, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,387,631,718.

The registrant had outstanding 127,002,728 shares of common stock as of February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information from the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders scheduled to be held on June 5, 2024 will be herein incorporated by reference into Part III of this report.

PART I
Item 1.    Business

MasterBrand, Inc. (“we,” “us,” “our,” “MasterBrand” or the “Company”) was founded nearly 70 years ago in 1954 under the name United Cabinet Incorporated. We are the largest manufacturer of residential cabinets in North America, based on 2022 reported net sales. Our products are sold throughout the United States and Canada to the remodeling and new construction markets through three primary channels: dealers, retailers and builders.

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

Strategy
Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in a more flexible facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that we believe cannot be easily replicated. We plan to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization and ordering to delivery and installation.

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

The MasterBrand Way
Our ever-evolving business system and center of our culture is The MasterBrand Way. Based on foundational lean tools, The MasterBrand Way enables our associates across all locations and levels of work to operate under common frameworks and a consistent lexicon to effectively develop cross-functional solutions to complex business issues. The MasterBrand Way organizes these proven lean tools around three guiding principles: The Four Basics, Continuous Improvement and Associate Engagement. Our disciplined deployment of these tools in recent years has driven our strategic transformation and improvements in commercial and operational efficiency. To derive further efficiencies, we added three incremental initiatives to The MasterBrand Way: Align to Grow, Lead Through Lean and Tech Enabled.

Align to Grow – Deliver on the unique needs of each customer
As an organization that historically grew through acquisitions, processes across the disparate acquired companies were inherently different. We believe we have further opportunities to both commercially and operationally align our business to reduce complexity in our product offering to customers. We are focused on reducing complexity that consumers do not notice or value, without reducing the variety of choices available. Our ability to reduce complexity in our product offering, and move to common platforms, enables us to simplify our manufacturing processes as well. Common platforms across plants and standard work allow us to drive supply chain efficiencies. In addition to leveraging scale across our network, we believe these initiatives will reduce our lead times, allow for more rapid reaction to changing customer needs and preferences and increase our ability to respond to any future macroeconomic or other disruptions. We believe these factors will allow us to deliver on the unique needs of each customer and in the most efficient way possible.

Lead Through Lean – Engage teams and foster problem-solving
The MasterBrand Way and the associated lean tools not only drive efficiencies, but engage our associates in the process. The importance of human capital, specifically the ability to attract, retain and develop associates, has become more apparent in a post-pandemic world. Through weekly kaizen events across our manufacturing facilities and offices, we provide the individuals closest to our business problems with the training and tools required to fix these issues. Through empowering associates to remedy issues locally, the MasterBrand Way fosters problem-solving and enhances our culture of continuous improvement. Beyond improved engagement and retention, we are able to witness leadership among our associates and develop internal talent. As opportunities present themselves across the organization, we are positioned to staff these roles internally. Given the competition for skilled labor in North America, we believe our Lead Through Lean initiative will help us achieve exceptional financial performance.

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

In addition, we believe there is ongoing potential in the e-commerce channel for cabinets and vanities. We believe there is opportunity for us to expand in this channel, through commonly known large e-commerce platforms, our existing retailers’ websites, digital native specialized e-tailors or direct-to-consumer opportunities. As a result of our scale, our streamlined product offerings and our existing relationships, we believe we are uniquely positioned to win in the e-commerce space, and we plan to be the market leader in this high-potential channel.

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

Channels
Our products are sold primarily throughout the United States and Canada to the remodeling and new construction markets through three primary channels: Dealers, Retailers and Builders.

1.Dealers: We built the industry’s largest and, we believe, strongest network, with well-established relationships with over 4,400 cabinet dealers across the United States and Canada, many of whom have been partners for decades. Our dealers cover a wide spectrum of the market. Some specialize in remodeling, while others provide regional service to a variety of new construction home builders. Our extensive dealer network allows us to have exceptional market reach and the ability to target key growth markets.

2.Retailers: We serve a variety of retailers, including the top continental retailers in North America, and have developed strong and lasting partnerships with them as a result of our deliberate category management and commitment to best-in-class execution. Retail sales occur in-store and through various emerging and established e-commerce channels, including our retail channel partners’ online presence.

3.Builders: We strategically partner with the industry’s regional and large scale builders for single-family construction throughout North America, serving them directly or through a large distribution network, allowing us to customize our service to each builder’s expectations. Our relationships with our key builders and our channel partners that service them have existed for decades, and we continue to work together to penetrate new and growing single-family construction markets.

In addition, we are actively growing our presence in the emerging cabinets e-commerce channel, including through our retail channel partners’ online presence, and are actively partnering with leading players to develop continuing opportunities to penetrate and innovate in this exciting category.

Customers
Our business competes based on quality, price, service and responsiveness to dealer, retailer and builder needs, as well as end-user consumer preferences. Our markets are very competitive. Lowe’s Companies, Inc. (“Lowe’s”) comprised approximately 21 percent and 20 percent of our net sales for our 2023 and 2022 fiscal years, respectively. The Home Depot, Inc. (“The Home Depot”) comprised approximately 16 percent and 17 percent of our net sales for our 2023 and 2022 fiscal years, respectively. Net sales to international markets represented approximately 5 percent and 6 percent for our 2023 and 2022 fiscal years, respectively.

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

Seasonality
There is year-round demand for our products. However, we traditionally experience lower sales in the first quarter of the year when new home construction and R&R activity are at their lowest. As a result of the seasonal demand pattern and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental Matters
We endeavor to be a leader in environmental compliance and sustainability. Since 2018, we have partnered with the National Forest Foundation (“NFF”) tree planting campaign. NFF works with U.S. Forest Service to promote the health and public enjoyment of our 193-million-acre National Forest System. We support NFF’s campaign to plant 50 million trees across national forests by the end of 2025, of which, the NFF has planted 32.9 million trees as of December 31, 2023.

We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals for the years ended December 31, 2023 and December 25, 2022. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other potentially responsible parties under Superfund or similar state laws or from insurance, will not have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Governmental Regulations
We are subject to a wide variety of local, state, and federal laws and regulations in the countries where we conduct business. These laws and regulations often require the dedication of time and effort of associates, as well as financial resources. During 2023, compliance with the applicable regulations did not have a material effect on our capital expenditures, earnings, or competitive position.

Human Capital Resources
As of December 31, 2023, we had more than 12,000 full-time and part-time associates (excluding contract workers). Approximately 82 percent of our workforce is composed of hourly production and distribution associates and the remaining population is comprised of associates in administrative roles. As of December 31, 2023, approximately 37 percent of our associates worked under collective bargaining agreements. Below is a summary of the number of associates by role as of December 31, 2023:

Production and Distribution	Office	Total
10,055	2,252	12,307

We are a values-based organization and believe our strong culture is a true differentiator. We are guided by our purpose of building great experiences together. We do this through The MasterBrand Way, a cultural foundation where every individual plays a role to make the team better, be bold to drive our business forward and champion improvement in all that we do. We build opportunity, purpose, and reward into our associate experience and create a culture where our associates can thrive and bring the full power of MasterBrand to all that we do. We invest in our teams and develop our associates to become the next generation of leaders who seek out a continuous improvement mindset in all aspects of our business to unlock our full potential. We also endeavor to create a best place to work environment that keeps our associates safe, values their unique experiences and perspectives and fosters a culture of ethical behavior, transparency, honesty, business integrity, collaboration and belonging. We do this through the programs summarized below, and the objectives and related risks of each are overseen by our Board of Directors or its committees.

Health and Safety
Safety is a critical element to our growth strategy, integral to our culture and one of our core values. This is reflected in our goal of zero safety incidents and through our efforts to create an injury-free workplace. Our Employee Safety & Environmental Policies set standards for how we maintain a safe work environment and guide our business operations. We also have an Environmental, Health & Safety Leadership team comprised of representatives from across our operations that share best practices and are responsible for driving environmental, health and safety strategy. This team helps drive our best-in-class programs designed to reinforce positive behaviors, to empower our associates to actively take part in maintaining a safe work environment, to heighten awareness and to mitigate risk on critical safety components. Within each of our manufacturing and distribution facilities, we have site-specific safety and environmental plans designed to reduce risk. Through a continued commitment to improve our safety performance, we have historically been successful in reducing the number of injuries sustained by our associates.

Two of our primary safety measures are the Total Recordable Incidence Rate (“TRIR”) and Lost Time Rate (“LTR”). For our 2023 fiscal year, our TRIR was 0.84, compared to 1.04 for our 2022 fiscal year, and our LTR was 0.18 for our 2023 fiscal year, compared to 0.26 for our 2022 fiscal year. Our safety focus is also demonstrated by comparing our TRIR and LTR to the Bureau of Labor Statistics (“BLS”) industry averages. For our 2023 fiscal year, our TRIR and LTR were below the 2022 BLS industry averages of 3.3 and 1.3, respectively.

Attracting and Retaining Superior Talent
To attract and retain superior talent at all levels of our Company, we have designed our offerings to be competitive and are seen as a leader in the communities where our associates live and work. Our total rewards are designed to be market competitive, align incentives with our performance and provide physical, emotional, and financial well-being support to meet the individualized needs of our associates. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and associate performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits, including medical, dental and vision coverage, health savings and spending accounts, wellness and associate assistance services. In 2023, we strengthened inclusivity in our benefit offerings by providing enhanced parental support from fertility through post-partum for our U.S. associates.

Creating an Inclusive, Team-Based Culture
We value fostering an inclusive, team-based culture and celebrate our diverse team of associates and experiences. We believe attracting and engaging talented and diverse associates enables us to be more innovative, responsive to consumer needs and deliver strong performance and growth.

We are committed to increasing the representation of professionals of color and women through building and developing robust talent pools, ensuring an inclusive, team-based culture through proactive programs, business practices and education, and by demonstrating support for equality in our communities through outreach and investment. As of December 31, 2023, our worldwide workforce was composed of approximately 35 percent women, while our workforce in the U.S. and Canada was composed of approximately 34 percent people of color.

Our engagement pulse survey fosters our associate listening strategy, providing routine feedback and meaningful action to drive improvement in our culture and awareness of diversity, equity, and inclusion.

Talent Development and Succession
Our talent philosophy guides our talent management approach from hiring to talent development and succession planning. We believe that it is about the team, and individual success cannot be achieved without exceptional team performance. We provide associates the tools to be successful in their current role and invest in front-line leader training across the organization to ensure we are developing those with the greatest impact on our associate experience. We expect high performance and raise the bar on ourselves every year. We invest heavily in goal setting to create clarity and alignment and use performance management programs to support this high-performance culture. We understand that our most critical roles serve as points of leverage to deliver value, and we place our best people in those roles, while attracting new talent and capabilities in support of continuous improvement in all we do. Our culture of making the team better, being bold and championing improvement is embedded in our performance management programs to drive alignment across teams. Finally, we know that we grow through transparency and have courageous conversations about expectations and development to ensure that we are helping each other be better every day.

Succession planning for critical roles is an important part of our talent program. Succession and development plans are created and monitored to ensure progress is made along established timelines. We make a significant investment in assessing our talent against our human capital needs both in the near term and the future and ensuring our leaders are prepared for greater levels of responsibility and can successfully transition into new roles.

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

Item 1A.    Risk Factors

There are inherent risks and uncertainties associated with our business that could adversely affect our results of operations, cash flows and financial condition. Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could affect our results of operations, cash flows and financial condition, (“results of operations”). If any of these risks materialize, our results of operations could be materially adversely affected, and the trading price of our common stock could materially decline.

Risks Related to Our Industry

Our business primarily relies on U.S. and Canadian home improvement, R&R and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Unfavorable changes in the general economy, the housing market, interest rates, inflation or other business conditions could adversely affect our results of operations.
Our business primarily relies on home improvement, R&R, and new home construction activity levels, principally in the U.S. and Canada. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, home prices, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including large kitchen and bath R&R projects; or making it more difficult to secure loans for renovations. Economic conditions, including as a result of inflation and increased interest rates, may adversely impact our business by causing softer end-market demand for our products, decreased customer orders, delays in decisions to purchase our products and price-consciousness and “trade-downs” to lower priced products by consumers.

The cabinet industry is highly competitive with relatively low barriers to entry and market share losses could occur. Competition has further intensified as a result of current economic conditions. We compete with numerous large national and regional companies for, among other things, customers, raw materials, skilled management and labor resources.
The cabinet industry in which we operate is highly competitive. Additionally, there are few barriers to entry in the U.S. and Canadian cabinet markets and new competitors may enter these markets at any time. Since our competitors offer products that are similar to ours, we face significant price competition from our competitors, which tends to intensify during economic downturns, such as during the recent inflationary environment. This price competition impacts our ability to implement price increases or, in some cases, such as during an economic downturn, maintain prices, which could lower our profit margins. Although we believe that competition in our business is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion trends, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Additionally, some of our competitors may resort to price competition to sustain or grow market share and manufacturing capacity utilization. Due to the highly competitive nature of the cabinets industry and the low barriers to entry in our markets, we are continually subject to the risk of losing market share, which may adversely affect our profitability and revenue levels, as well as our results of operations.

We also use e-commerce to sell our products. E-commerce brings an increased number of competitors and greater pricing transparency for consumers, which could affect our results of operations. In addition, our relationships with our customers, including our retailers, may be affected if we increase the amount of business we transact in the e-commerce channel.

Furthermore, we compete with numerous large national and regional companies for, among other things, customers, raw materials, skilled management and labor resources. We may face challenges in: (1) maintaining, developing or expanding our customer relationships; (2) sourcing raw materials on a timely basis or for a cost-effective price due to ongoing global supply chain issues and elevated inflation; and (3) attracting and retaining qualified personnel at all levels, including our senior management team and other key associates.

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
Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. We may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products or processes more rapidly or effectively, which could adversely affect our sales. If the products we introduce do not gain widespread acceptance or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could adversely impact our results of operations.

Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories.

Our businesses rely on the performance of dealers, retailers and other marketing arrangements and could be adversely affected by poor performance or other disruptions impacting our distribution channels and customers.
We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our results of operations. The consolidation of dealers or retailers or the financial instability or default of a dealer or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party dealers and retailers. Many of our customers may also market other products that compete with our products. In addition, one or more retailers may stop carrying certain of our products, reduce the volume of purchases of our products and/or replace certain of our products with the products of our competitors. The loss or termination of, or significant reduction in sales to, one or more of our major dealers or retailers, the failure of one or more of our dealers or retailers to effectively promote our products, or changes in the financial or business condition of these dealers or retailers could adversely affect our ability to bring products to market.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.
Our ten largest customers generated approximately 55 percent, 52 percent and 50 percent of our net sales for our 2023, 2022 and 2021 fiscal years, respectively. Lowe’s and The Home Depot comprised approximately 37 percent, 37 percent and 36 percent of our net sales for our 2023, 2022 and 2021 fiscal years. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any economic downturn, some of our customers may exit or severely curtail activity in certain of our markets.

The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our results of operations. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our customers typically provide that we supply particular products for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could adversely impact our results of operations.

Certain of our customers may expand through consolidation and internal growth, which may increase their buying power. The increased size of our customers could have an adverse effect on our results of operations.
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

Failure to maintain the performance, reliability and quality of our products, or to timely deliver our products, could have an adverse effect on our results of operations.
If our products have performance, reliability or quality problems, our reputation and brand equity, which we believe is a substantial competitive advantage, could be adversely affected. We may also experience increased and unanticipated warranty and service expenses. Furthermore, we manufacture a significant portion of our products based on the specific requirements of our customers, and delays in providing our customers the products and services they specify on a timely basis could result in reduced or canceled orders and delays in the collection of accounts receivable. Additionally, claims from our customers, with or without merit, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages.

Risks Related to Our Operations

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our results of operations.
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

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Global supply chain disruptions could continue to impact our ability to timely source necessary components and inputs. Import tariffs or other adverse trade actions could potentially lead to increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations.

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations.
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

We buy raw materials that contain commodities such as hardwoods (maple, birch and oak), plywood and particleboard. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our results of operations. During 2021 and 2022, we experienced price increases in nearly all raw materials due to inflation and continued global supply chain issues. In 2023, we experienced cost deflation in certain raw materials and transportation costs.

Failure to attract and retain qualified personnel and other labor constraints, including increases in labor costs, potential labor disputes and work stoppages, could adversely affect our results of operations.
Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key associates. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration.

Low unemployment rates in the U.S., rising wages, competition for qualified talent and attracting and retaining personnel in remote locations could result in the failure to attract, motivate and retain personnel. This has resulted in higher associate costs, increased attrition and significant shifts in the labor market and associate expectations and we may continue to face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations.

As of December 31, 2023, approximately 37 percent of our associates worked under collective bargaining agreements. These collective bargaining agreements are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized associates upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

COVID-19 impacted our business in the past and future global pandemics would likely cause disruptions to our business and results of operations.
The COVID-19 pandemic had, and future global pandemics would likely have, an adverse impact on many aspects of our business and operations, including impacting our ability to efficiently operate our facilities, manufacture and distribute our products, the ability of our suppliers to supply and manufacture key inputs, availability and cost of transportation and logistics, the operation of domestic and international supply chains, raw materials and commodity costs and competition, customer behaviors, our associates, the dealers and retailers who sell our products, and the market generally. Our business could be negatively impacted over the longer term if the disruptions related to global pandemics decrease consumer confidence and housing investments, or precipitate a prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products. Global pandemics may also exacerbate certain of the other risks described in this “Risk Factors” section.

We may experience delays or outages in our information technology systems and computer networks. We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal and operational consequences.
We, or third-party systems that we rely upon, may be subject to information technology system failures and network disruptions caused by delays or disruptions due to system updates, natural disasters, malicious attacks and threats, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. We rely on information technology systems and infrastructure, including support provided by third parties. In particular, we rely on such systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters, as well as information technology systems and infrastructure to aid us in the collection, use, storage and transfer and other processing of data including confidential, business, financial, and personal information such as customer buying preferences and marketing profiles.

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

We may be subject to security threats, including cyber and other attacks, which are becoming increasingly sophisticated, frequent and adaptive. In addition, many of our associates are working remotely, which, among other things, increases the importance of and exposes us to greater risks related to cybersecurity and our information technology systems. Third-party systems that we rely upon could also become vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. From time to time, we have had to address non-material security incidents. There can be no assurance that we will not experience security incidents in the future. Security measures and resources we devote to network security, data encryption, and other security measures to protect our systems and data cannot provide absolute security. Breaches and breakdowns affecting our information technology systems or protected data could lead to negative publicity, legal claims, extortion, ransom, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims, privacy violations and other significant costs.

Data privacy considerations could impact our business.
In our business, we, ourselves and through our third parties, collect and process personal, confidential, and sensitive data about our business, which includes sensitive information about our customers, associates, suppliers, distributors and others, including users of our online product engagement applications. Some of this data is stored, accessible or transferred. The interpretation and application of information security and privacy laws, rules and regulations applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Further, there can be no assurance that our internal controls and procedures designed to manage compliance with the Data Protection Laws and protect our data will prevent a breach or that our procedures will enable us to be fully compliant with all Data Protection Laws. Cybersecurity attacks or breaches due to security vulnerabilities, associate error, supplier or third-party error, malfeasance or other disruptions may still occur and create data privacy risks, which may lead to negative publicity, legal claims, extortion, ransom, theft, remediation costs and other significant costs.

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.
We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Mexico, Canada and Southeast Asia. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including global pandemics such as the COVID-19 pandemic), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by international trade regulations, including duties, tariffs and anti-dumping penalties. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics, economic policies or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from Southeast Asia where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs.

Disruption of operations could adversely affect our profitability and competitive position.
We manufacture a significant portion of the products we sell. Any prolonged disruption in our manufacturing operations, whether due to technical or labor difficulties, continued labor shortages, transportation-related shortages, supply chain constraints, global pandemics such as COVID-19, weather conditions (including due to the impacts of climate change, particularly for those facilities near any shorelines or in any other area traditionally impacted by extreme weather), lack of raw material or component availability, startup inefficiencies for new operations, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position.

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
We are dependent on third parties for many of our products and components and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depend on our ability to obtain an adequate and timely supply of products and components. Failure of our suppliers to timely provide us quality products or services on commercially reasonable terms or to comply with applicable legal and regulatory requirements, could have an adverse effect on our results of operations or could damage our reputation. The operations of the third parties we depend on could be impacted by changing laws, regulations and policies, including those related to climate change, labor availability, cybersecurity attacks and by adverse weather conditions, pandemics, and other force majeure events, any of which could result in disruptions to their operations and result in shortages of supply, assertion of force majeure contract provisions and increases in the prices they charge for the raw materials, components and products they produce. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and may adversely affect our results of operations.

Many of the suppliers we rely upon are located in foreign countries. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. We may experience constraints on and disruptions to transporting our raw materials, components and products from our international suppliers and may have to pay higher transportation costs. If we are unable to effectively manage our supply chain or if we experience transportation constraints, disruptions and higher costs for timely delivery of our products or components, our results of operations could be adversely affected.

Risks associated with strategic acquisitions and joint ventures could adversely affect our results of operations.
We will consider acquisitions and joint ventures as a means of enhancing stockholder value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers; the inability to achieve the expected financial results and benefits of transactions; the loss of key associates from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; incurrence of acquisition and integration costs and diversion of management’s attention from other business and strategic matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in increased financial leverage, increased borrowing costs, dilution in earnings per share or decreased return on capital.

Impairment charges could have a material adverse effect on our financial results.
Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. In 2022, we recognized impairment charges of $46.4 million, consisting of $38.8 million related to an indefinite-lived tradename, and $7.6 million related to another indefinite-lived tradename. No intangible asset impairments were recorded during 2023. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower than forecasted revenues, actual new construction and R&R growth rates that fall below our assumptions, actions of key customers, increases in discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Our pension costs and funding requirements could increase as a result of volatility in the financial markets and changes in interest rates and actuarial assumptions, or the decision to transfer administration of the pension plan to a third-party.
Increases in the costs of pension benefits and accelerated expenses may continue and negatively affect our business as a result of: the effect of potential declines in the stock and bond markets on the performance of our pension plan assets; potential reductions in the discount rate used to determine the present value of our benefit obligations; the decision by the Company to transfer administration of the pension plan to a third-party; and changes to our investment strategy that may impact our expected return on pension plan asset assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Our accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly due to the change in the fair value of pension assets and interest rates. Funding requirements for our U.S. pension plan may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.

We have debt obligations, and may in the future incur additional debt obligations, that could adversely affect our business and profitability and our ability to meet our other obligations.
Our total debt was approximately $712.5 million at December 31, 2023. This debt could potentially have important consequences to us and our debt and equity investors, including:

▪requiring a substantial portion of our cash flow from operations to make interest and principal payments, which could reduce our profitability;
▪making it more difficult to satisfy debt service and other obligations;
▪if we have a credit rating, increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
▪increasing our vulnerability to adverse economic and industry conditions, such as adverse interest rates;
▪reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
▪limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
▪placing us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
▪limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

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

Additionally, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance; (2) our credit ratings or absence of a credit rating; (3) the liquidity of the overall capital markets; and (4) the state of the economy, including the housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

Risks Related to Litigation and Regulations

Changes in government and industry regulatory standards could adversely affect our results of operations.
Government regulations and policies pertaining to trade agreements, health and safety (including protection of associates as well as consumers), taxes and environment (including those specific to climate change and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. There are many government and industry regulatory standards focused on wood, including the Toxic Substances Control Act and the Lacey Act. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our results of operations.

Potential liabilities and costs from claims and litigation could adversely affect our results of operations.
We are, from time to time, involved in various claims, litigation matters, audits and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, product recalls, personal injury claims, construction defects and home warranty claims, warranty disputes, environmental claims or proceedings, other tort claims, employment, trade and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future claims, litigation, audits and regulatory proceedings and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our results of operations.

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

Failure to comply with laws, government regulations and other requirements could adversely affect our results of operations.
We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:

▪securities matters;
▪taxation (including import and export related taxes);
▪anti-bribery/anti-corruption;
▪employment and labor matters;
▪wage and hour matters;
▪environment, health and safety matters;
▪the protection of associates and consumers;
•unclaimed property (i.e., aged outstanding checks to vendors & associates, aged unused credits issued to customers, etc.)
▪product safety and performance;
▪competition practices;
▪trade, including duties and tariffs;
▪data privacy and the collection and storage of information; and
▪climate change and protection of the environment.

In addition to complying with current requirements and known future requirements, we may be subject to new or more stringent requirements in the future.

As we sell new types of products or existing products in new geographic areas or channels, we are subject to the requirements applicable to those sales. Compliance with new or changed laws, regulations and other requirements, including as a part of government or industry response to climate change, may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. Existing and new compliance activities are or may be costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and other requirements, our results of operations could be adversely affected.

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
Concerns over the long-term effects of climate change have led to, and we expect will continue to lead to, governmental efforts around the world to mitigate those effects, including potential changes to wood sourcing practices. We will need to respond to any new laws and regulations as well as to consumer, investor and business preferences resulting from climate change concerns, which may increase our operational complexity and result in costs to us in order to comply with any new laws, regulations or preferences. Further, the effects of climate change may negatively impact international, regional and local economic activity, which may lower demand for our products or disrupt our manufacturing or distribution operations. Additionally, sustained changes to the climate may impact the growing patterns or locations of some of the species of wood we use, resulting in increased costs or shortages. Overall, climate change, its effects and the resulting, unknown impact on government regulation, consumer, investor and business preferences could have a long-term adverse effect on our business.

ESG matters may adversely impact our business and reputation and we may be required to make material expenditures to respond to customer needs and investor expectations regarding ESG matters.
In addition to the importance of their financial performance, companies are increasingly being judged by their performance on a variety of Environmental, Social and Governance (“ESG”) matters. In light of the increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations. Any failure or perceived failure by us in this regard could adversely impact our business and reputation, including reducing our profitability and stock price. The current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations with respect to ESG matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. In addition, customers have, and are likely to continue to, require us and our products to comply with their internal ESG-related standards, such as wood-sourcing policies. Complying with such standards may impose significant additional costs on us, and we may no longer be able to do business with customers with whose standards we are unable to comply with.

Changes in tax laws or regulations may have a negative impact on our results of operations.
We are subject to income taxes in the U.S. and various foreign jurisdictions. The determination of our income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations, and related legislation.

New income, sales, use, or other tax laws, treaties, statutes, rules, regulations, interpretations, or court rulings could be enacted at any time, which could adversely affect our business operations and financial performance. Additionally, existing tax laws, treaties, statutes, rules, regulations, or court rulings could be interpreted, changed, modified, or applied adversely to us.

In 2023, certain jurisdictions in which we operate enacted, or announced their intention to enact, legislation consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two). The model rules include minimum domestic top up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate, with some rules becoming effective in 2024. The Pillar Two legislation does not impact our 2023 annual effective tax rate, nor do we expect it to materially impact our annual effective rate in 2024. However, further changes to our entity structure or changes in jurisdictions in which we operate could adversely impact our results of operations.

Tax audits may result in findings that have a negative impact on our results of operations.
We regularly undergo tax audits in various jurisdictions in which our products are sold or manufactured, including audits of indirect taxes, value-added tax, import and export related taxes, customs and duties in certain jurisdictions. There can be no assurance that tax authorities agree with our determinations on tax positions, and tax authorities have disagreed and may disagree with certain tax positions we have taken or may challenge our compliance with related rules and regulations. We may decide to challenge any assessments, if made, and may exercise our right to appeal, which could result in expensive and time-consuming litigation that may ultimately be unsuccessful. Any final determination by tax authorities, including related litigation, penalties and interest, with respect to any tax, import and export tax, customs and duty audits, could be materially different from our estimates or from our historical results in the periods for which that determination is made. Such determinations and additional costs relating to reviews of our practices as a result of such audits may adversely impact future period results of operations.

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
Our historical consolidated financial statements included in this Annual Report on Form 10-K do not necessarily reflect the results of operations that we would have achieved as an independent, publicly-traded company during the periods presented or those that we will achieve in the future, including as a result of the following factors:

▪Historically, prior to Separation, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were financed by Fortune Brands. Additionally, Fortune Brands historically managed and retained cash we generated prior to Separation. Following completion of the Separation as of December 14, 2022, Fortune Brands no longer provides us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Fortune Brands, we have obtained and may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, and such arrangements may not be available to us or available on terms that are as favorable as those we could have obtained when we were part of Fortune Brands.

•Prior to the Separation, our business was operated by Fortune Brands as part of its broader corporate organization, rather than as an independent company. Fortune Brands historically performed various corporate functions for us, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions, including the board of directors and related committees, internal audit and external reporting. Our historical consolidated financial statements reflect allocations of corporate expenses from Fortune Brands for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as an independent, publicly-traded company.

•Prior to the Separation, we took advantage of Fortune Brands’ overall size and scope to obtain more advantageous procurement terms. After the Separation, we may be unable to obtain similar arrangements to the same extent as Fortune Brands did, or on terms as favorable as those Fortune Brands obtained.

•Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operation as a company separate from Fortune Brands.

Following the Separation, our financial profile has changed, and we are a smaller, less diversified company than Fortune Brands prior to the Separation.
The Separation resulted in our business becoming smaller and less diversified. As a result, we are more vulnerable to changing market conditions,. In addition, the diversification of our revenues, costs and cash flows are diminished as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments and service debt may be diminished. We may experience decreased capital allocation efficiency and flexibility because we can no longer use cash flow from Fortune Brands to fund our business.

The terms we received in our agreements with Fortune Brands could be less beneficial than the terms we may have otherwise received from unaffiliated third parties, and Fortune Brands may fail to perform under such agreements.
The agreements we entered into with Fortune Brands in connection with the Separation, including the Separation and Distribution Agreement, a tax allocation agreement (the “Tax Allocation Agreement”), Transition Services Agreement and an associate matters agreement (the “Employee Matters Agreement,”) that are still in effect, were prepared in the context of the Separation while we were still a wholly-owned subsidiary of Fortune Brands. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board of Directors or a management team that was independent of Fortune Brands. As a result, the terms of those agreements may not reflect terms that would have resulted from negotiations between unaffiliated third parties.

The Separation and Distribution Agreement, the Tax Allocation Agreement and the Employee Matters Agreement determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and includes any necessary indemnifications related to liabilities and obligations. The Employee Matters Agreement also provides for the establishment or amendment of certain associate benefit arrangements and the conversion or adjustment of equity incentive awards. The Transition Services Agreement provides for the performance of certain services by each company for the benefit of the other generally for a term of up to 24 months after the Separation. We will rely on Fortune Brands to satisfy its performance and payment obligations under these agreements. If Fortune Brands is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

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

In connection with the Separation, each of Fortune Brands and MasterBrand are indemnifying each other for certain liabilities. If we are required to pay under these indemnities to Fortune Brands, our results of operations could be negatively impacted. The Fortune Brands indemnities may not be sufficient to hold MasterBrand harmless from the full amount of liabilities for which Fortune Brands will be allocated responsibility, and Fortune Brands may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and certain other agreements between Fortune Brands and us, each party agrees to indemnify the other for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Fortune Brands are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Fortune Brands has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from Fortune Brands for our benefit may not be sufficient to protect us against the full amount of such liabilities, and Fortune Brands may not be able to fully satisfy its indemnification obligations, and we could incur operational difficulties or losses.

Moreover, even if we ultimately succeed in recovering from Fortune Brands any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our results of operations.

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

To preserve the tax-free treatment to Fortune Brands of the Distribution, under the Tax Allocation Agreement that we entered into with Fortune Brands, we are prohibited from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free for U.S. federal income tax purposes. Further, for the two-year period following the Distribution, without a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law or accounting firm that is acceptable to Fortune Brands acting reasonably and in good faith, we may be prohibited from:

▪approving or allowing any transaction that results in a change in ownership of more than a specified percentage of our common stock;
•a redemption of equity securities;
•a sale or other disposition of a specified percentage of our assets;
•an acquisition of a business or assets with equity securities to the extent one or more persons would acquire in excess of a specified percentage of our common stock; or
•engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the Tax Allocation Agreement also provides that we are responsible for any taxes imposed on Fortune Brands or any of its affiliates as a result of the failure of the Distribution to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Distribution by or in respect of us, any of our affiliates or our stockholders. Any such indemnification obligation could adversely affect our results of operations.

A court could deem the Distribution to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.
A court could deem the Distribution or certain internal restructuring transactions undertaken by Fortune Brands in connection with the Separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could adversely affect our results of operations. Among other things, the court could require our stockholders to return to Fortune Brands, for the benefit of its creditors, some or all of the shares of our common stock issued in the Distribution, or require us to fund liabilities of other companies involved in the restructuring transaction. Whether a transaction is a fraudulent conveyance or transfer under applicable state law may vary depending upon the jurisdiction whose law is being applied.

Risks Related to Our Common Stock

The market price of our shares of common stock may fluctuate significantly.
Our common stock has been listed and is being traded on the NYSE under the trading symbol “MBC.” Many factors could cause the market price of our common stock to rise and fall, including the following:

▪a shift in our investor base;
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

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our results of operations.

We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
Our Board of Directors has adopted a stock repurchase program, and we may make repurchases under such program. The actual manner, timing, amount and value of repurchases under our repurchase program or any future repurchase programs will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects and general market and economic conditions. Any stock repurchases could affect our share trading price, increase volatility and reduce our cash reserves, which may result in a decrease in the trading price of our common stock. In addition, if we are unable to make repurchases in accordance with our repurchase program, then we would not be able to reduce the effects of dilution experienced when we issue stock under our equity incentive programs, and we would not receive other benefits contemplated by the repurchase program.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity
We are committed to protecting the confidentiality and integrity of our data, as well as the data of our associates and customers. The mission of our cybersecurity program is to protect the assets used to create products, generate revenue, and service customers while complying with industry frameworks. Our cybersecurity program consists of three key pillars: cyber defense, governance and compliance, and risk management. Each of these pillars consists of controls and processes that are aligned with the National Institute of Standards and Technology Cyber Security Framework.

Managing cybersecurity risk and maintaining a secure, reliable, and functional corporate network and data systems are among our highest priorities. As a result, we have implemented practices, procedures, processes, and management mechanisms to help us achieve a robust cybersecurity environment.

Governance
Our Board delegates to the Audit Committee the oversight of our programs, policies, and procedures related to cybersecurity, information asset security, network security, and data privacy and protection. Broad oversight is maintained by our full Board, which receives a report from the Audit Committee at least annually.

Our VP, Cyber Security and Risk oversees our cybersecurity matters and has over 20 years of experience in cybersecurity and is a Certified Information Security Services Professional (CISSP). Our VP, Cyber Security and Risk reports to both the Audit Committee and the Board at least once a year, or more frequently as needed. The Audit Committee reviews and discusses with Company management key process and risk indicators, progress on plans to address keys risks, and any material changes in threat landscapes or risk posture which could negatively affect our business.

Risk Management and Strategy
Cybersecurity risk management is a critical component of our overall enterprise risk management program. We consider cybersecurity to be a key risk, and we prioritize mitigating those risks.

Our cyber defense practices prioritize protection against cyber threats. We have operationalized a written incident response plan designed to assess, identify, address, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems. We perform periodic cybersecurity assessments, including with the assistance of external third parties, to identify, assess, and prioritize potential risks that could affect our information and data assets and infrastructure.

In addition, we use a threat intelligence platform to routinely monitor risks specific to both our organization and third parties. Risks we identify are assessed based on severity and are addressed as appropriate through both tactical and strategic plans.

Our governance and compliance practice focuses on cybersecurity and data privacy policy taxonomy and policy compliance.

We have implemented a number of measures to enhance the security and resiliency of our network and information and data systems. These measures include, but are not limited to: (i) user access control management; (ii) intrusion detection and prevention systems; (iii) information security continuity measures, including redundant systems and information backups; (iv) network segmentation; (v) encryption of critical information and data; (vi) event logging; (vii) implementation of an application patching and update cadence; and (viii) incident response planning.

Training and Awareness
Our associates are a critical part of our defense against potential cybersecurity incident exposure. All of our associates and contractors have a responsibility and a role to play by complying with our cybersecurity operational practices and reporting any potential cybersecurity incidents or exposures to our cybersecurity team.

To ensure that associates can play their part in protecting our networks and data from cybersecurity incident exposure, all of our associates receive cybersecurity training in the form of online modules on an annual basis, routine simulations, and newsletters.

Material Cybersecurity Risks, Threats & Incidents
We are not aware of any cyber event that has had a material effect on our business. However, we cannot assure that we will not experience any such event in the future. Any security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See Item 1A. Risk Factors for further details on risks related to potential breaches of our information technology systems.

Item 2.    Properties

As of December 31, 2023, our principal executive office was located at One MasterBrand Cabinets Drive, Jasper, Indiana, 47546. In February 2024, we relocated our corporate headquarters to Beachwood, Ohio. While our new corporate headquarters will be in Beachwood, Ohio, our operations headquarters will remain in Jasper, Indiana.

As of December 31, 2023, we principally operated 41 manufacturing facilities, distribution centers and warehouses throughout North America.

Type of Facility	United States	Mexico	Canada	Total
Manufacturing facilities* ...............................	15	4	1	20
Distribution centers and warehouses** .........	14	6	1	21
Total ..............................................................	29	10	2	41
* Manufacturing facilities include 15 which are owned and 5 which are leased.
** Distribution centers and warehouses include 4 which are owned and 17 which are leased.

We believe these principal properties have been adequately maintained, generally are in good condition and are suitable to meet the demands and production capacities required of our business.

Item 3.    Legal Proceedings

We are defendants in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect on our results of operations, and, where appropriate, these actions are being vigorously contested. Accordingly, we believe the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, such costs or an unfavorable outcome could have a material impact on our consolidated results of operations. Based on available information to date and subject to below, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in “Item 103 of Regulation S-K” and the instructions thereto.

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We have reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 16, "Contingencies and Accrued Losses," of our audited consolidated financial statements within this Annual Report on Form 10-K.

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

Holders
On February 23, 2024, there were 8,574 record holders of our common stock, par value $0.01 per share. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Stockholder Return Comparison
We include in our Annual Report a line graph presentation comparing the relative performance of our stock compared with the S&P SmallCap 600 Index and the S&P 600 Building Products Industry Index from the date we became publicly traded, December 15, 2022, through December 31, 2023. We have selected the S&P SmallCap 600 Index and the S&P 600 Building Products Industry Index for comparison due to the similarities of the companies in those indexes with respect to our market capitalization and line of business, respectively.

The following chart assumes a hypothetical $100 investment on December 15, 2022 and shows the cumulative value at the end of each succeeding year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the fourteen week period that ended on December 31, 2023 by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs(1)
September 25, 2023 through October 22, 2023	298,742	$11.59	298,742	$30,597,909
October 23, 2023 through November 19, 2023	228,288	$11.36	228,288	$28,003,421
November 20, 2023 through December 31, 2023	—	$—	—	$28,003,421
Q4 Total	527,030	$11.49	527,030

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
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” regarding business strategies, market potential, future financial performance, and other matters. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could,” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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
•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the 53-week period that ended on December 31, 2023 as compared to the 52-week period that ended on December 25, 2022. Unless the context otherwise requires, references to years and quarters contained in this Annual Report on Form 10-K pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Annual Report on Form 10-K to: (1) “2023,” “fiscal 2023” or our “2023 fiscal year” refers to our 2023 fiscal year that is a 53-week period that ended on December 31, 2023; (2)“2022,” “fiscal 2022” or our “2022 fiscal year” refers to our 2022 fiscal year that was a 52-week period that ended on December 25, 2022; and (3) “2021,” “fiscal 2021” or our “2021 fiscal year” refers to our 2021 fiscal year that was a 52-week period that ended on December 26, 2021.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our 2023 fiscal year as compared to our 2022 fiscal year. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 31, 2023 and December 25, 2022, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Recently Issued Accounting Standards: This section identifies our adoption of recently issued accounting standards.
•Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Overview
Founded nearly 70 years ago, we are the largest manufacturer of residential cabinets in North America based on 2022 reported net sales. Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in an improved facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that cannot be easily replicated. We expect to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization to ordering to delivery and installation.

Separation from Fortune Brands
On April 28, 2022, Fortune Brands announced that its Board of Directors approved in principle the Separation. The Cabinets segment of Fortune Brands had historically been operated by MasterBrand Cabinets, Inc. (“MBCI”). In July 2022, Fortune Brands incorporated MasterBrand, Inc. in the State of Delaware and subscribed to all of the shares of MasterBrand, Inc.’s common stock upon its incorporation. After the incorporation of MasterBrand, Inc., the following occurred: (1) Fortune Brands contributed all of the issued and outstanding shares of capital stock of MBCI to MasterBrand, Inc., resulting in MBCI becoming a wholly-owned subsidiary of MasterBrand, Inc. through a transaction between entities under common control; and (2) MBCI was converted into a Delaware limited liability company, MasterBrand Cabinets LLC (collectively, the “Reorganization”).

On December 14, 2022, the Separation was completed via the Distribution. On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brands shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock, and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for all prior periods presented in the consolidated financial statements, as discussed in further detail in Note 5, "Earnings Per Share," of our audited consolidated financial statements within this Annual Report on Form 10-K have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

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
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to MasterBrand associates.

Separating the former Cabinets segment into a standalone publicly-traded company significantly enhances the long-term growth and return prospects of our Company and offers substantially greater long-term value to stockholders, customers and associates. Moreover, separating the Cabinets segment into an independent, standalone company with publicly-traded stock provides our Company with a number of benefits, including:
•Strategic and Management Focus: The Separation enables our management team to better focus on strengthening our market-leading business and pursue targeted opportunities for long-term growth, profitability, and value creation. Like many of our competitors and peers, we believe that we will be more effective in managing our capital structure with credit tied more specifically to its industry and business performance and achieving greater margin expansion by focusing on our operational effectiveness specific to its products. A dedicated management team and board of directors streamlines operational and strategic decision-making, and ensures management incentives are optimized and aligned with our strategic priorities and financial objectives are in line with our industry.

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

Basis of Presentation
Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year and have been principally derived from the consolidated financial statements of our Company and its consolidated subsidiaries using the historical results of operations, and historical basis of assets and liabilities. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our historical financial statements through the date of Separation include allocations of expenses related to certain Fortune Brands corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, associate headcount or number of facilities, as applicable. Prior to the Separation, total expenses allocated for our 2022 and 2021 fiscal years were $92.5 million and $62.0 million, respectively. Of these allocations, $72.4 million and $42.3 million, respectively, were not previously allocated to us for our 2022 and 2021 fiscal years. Such amounts are primarily included within selling, general and administrative expenses in our consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company during all periods presented. Actual costs that we may have incurred had we been a standalone company during all periods presented would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our associates and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The income tax amounts in our consolidated financial statements have been calculated on a separate return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands as of December 25, 2022, was recorded in accounts payable on the Consolidated Balance Sheets and settled in 2023.
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

All transactions between us and Fortune Brands previously resulting in related party balances were settled in our consolidated financial statements immediately prior to the Distribution, or were settled shortly thereafter, including by making a distribution of capital by us to Fortune Brands of any remaining related party receivable owed by Fortune Brands to us. For more information regarding related party transactions with Fortune Brands, see Note 20, "Related Party Transactions," of our audited consolidated financial statements within this Annual Report on Form 10-K. Fortune Brands utilized a central approach to treasury management, and we historically participated in related cash pooling arrangements prior to the Separation. Our cash and cash equivalents on our consolidated balance sheets represent cash balances held in bank accounts owned by us and our consolidated subsidiaries. Prior to Separation, we had no third-party borrowings. All borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense have not historically been attributed to us as we were not the legal obligor of the debt, and the borrowings are not specifically identifiable to us. However, we incurred indebtedness in connection with the Separation and Distribution, which resulted in additional interest expense beginning in the fourth quarter of 2022.
Results of Operations
The following discussion includes a comparison of results of operations for the fifty-three weeks ended December 31, 2023 compared to the fifty-two weeks ended December 25, 2022. For comparisons of our 2022 fiscal year compared to our 2021 fiscal year, please refer to the heading “Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, as filed with the SEC.
Fiscal 2023 compared to Fiscal 2022

(U.S. Dollars presented in millions)	December 31, 2023	$ change	% change	December 25, 2022
NET SALES	$2,726.2	$(549.3)	(16.8%)	$3,275.5
Cost of products sold	1,824.8	(510.2)	(21.9%)	2,335.0
GROSS PROFIT	901.4	(39.1)	(4.2%)	940.5
Selling, general and administrative expenses	569.7	(78.8)	(12.2%)	648.5
Amortization of intangible assets	15.3	(1.9)	(11.0)%	17.2
Asset impairment charges	—	(46.4)	n/m(1)	46.4
Restructuring charges	10.1	(15.0)	(59.8%)	25.1
OPERATING INCOME	306.3	103.0	50.7%	203.3
Related party interest income, net	—	12.9	n/m(1)	(12.9)
Interest expense	65.2	63.0	n/m(1)	2.2
Other expense, net	2.4	1.8	300.0%	0.6
INCOME BEFORE TAXES	238.7	25.3	11.9%	213.4
Income tax expense	56.7	(1.3)	(2.2%)	58.0
NET INCOME	$182.0	$26.6	17.1%	$155.4
__________
(1)Not meaningful.

Net sales
Net sales were $2,726.2 million for 2023 compared to $3,275.5 million for 2022, a decrease of $549.3 million, or 16.8 percent. The lower net sales compared to 2022 was driven mainly by a decrease in sales unit volume, partially offset by favorable price, including the carryover of price increases implemented in the second half of 2022. Foreign currency impact was unfavorable by $3.8 million during 2023 as compared to 2022.

Cost of products sold
Cost of products sold decreased by $510.2 million, or 21.9 percent, to $1,824.8 million (66.9 percent of net sales) in 2023 as compared to $2,335.0 million (71.3 percent of net sales) in 2022. In addition to the impact of decreased sales unit volume, the lower cost of products sold as a percentage of net sales in 2023 is due to the favorable carryover of price increases implemented in the second half of 2022, as well as realized savings from various cost reduction actions taken in the fourth quarter of 2022 and throughout 2023. Fiscal 2023 was also favorably impacted by deflation in commodity costs and inbound transportation. These factors were partially offset by labor inflation. Additionally, 2023 included $9.4 million of incremental costs, less $7.4 million of insurance recoveries, related to the tornado that occurred during the first quarter at our Jackson, GA facility.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $78.8 million, or 12.2 percent, to $569.7 million (20.9 percent of net sales) in 2023 compared to $648.5 million (19.8 percent of net sales) in the prior year. 2023 includes lower unit volume related costs, including distribution costs ($40.4 million) and commission costs ($18.1 million), offset by increased associate-related costs ($40.3 million), including salaries, incentive compensation and stock-based compensation, and professional support fees ($37.0 million). 2023 reflects associate-related and professional support fee costs for newly established MasterBrand corporate functions, as compared to 2022, which included $92.5 million of allocated costs from Fortune Brands that did not recur in 2023. In 2023, we incurred $2.4 million of additional costs directly related to the Separation from Fortune Brands, as compared to $15.4 million in 2022.

Asset impairment charges
During 2022, we incurred $46.4 million of asset impairment charges related to indefinite-lived tradenames. During the second quarter of 2022, we incurred an asset impairment charge of $26.0 million related to an indefinite-lived tradename, as production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename and the recognition of the corresponding asset impairment charge. In the fourth quarter of 2022, we incurred an additional asset impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. In the fourth quarter of 2022, we also incurred an impairment charge of $7.6 million related to another indefinite-lived tradename, due to a shift in customer demand in the fourth quarter from this tradename to a lower price point product, as a result of continued and persistent inflation, as well as elevated interest rates and economic uncertainty. We did not incur any asset impairment charges in 2023.

Restructuring charges
Restructuring charges were $10.1 million in 2023 as compared to $25.1 million in 2022. Restructuring charges for all periods presented are largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint. In the fourth quarter of 2023, we also recorded an asset impairment charge associated with a decision to permanently close our Newton, Kansas manufacturing facility, which had previously been idled.

Operating income
We recorded operating income of $306.3 million for 2023, compared to operating income of $203.3 million for 2022. The $103.0 million, or 50.7 percent, increase in operating income was driven by the favorable carryover of price increases implemented in 2022, realized savings from various cost reduction actions taken in the fourth quarter of 2022 and fiscal 2023, and lower commodity costs and inbound transportation. Additionally, 2023 included lower selling, general and administrative expenses, decreased restructuring charges and the non-recurrence of the impairment of indefinite-lived tradenames of $46.4 million occurring in fiscal 2022.

Related party interest income, net
Related party interest income, net, was $12.9 million in 2022 based upon the related party loan receivable from Fortune Brands. Prior to the Separation, excess cash generated by our operations was remitted to Fortune Brands on a regular basis through the cash pooling arrangements. At the date of the Separation, such arrangements ceased.

Interest expense
We incurred indebtedness in connection with the Separation and Distribution, which resulted in $65.2 million of interest expense in fiscal 2023, as compared to $2.2 million in fiscal 2022. Prior to the Separation, we had no third-party borrowings in 2022.

Other expense, net
Other expense, net of $2.4 million in 2023 was comparable to other expense, net of $0.6 million in 2022.

Income taxes
Our consolidated income tax expense, income before taxes, and effective tax rate for the fiscal years ended December 31, 2023 and December 25, 2022 were as follows:

(U.S. Dollars presented in millions)	December 31, 2023	December 25, 2022
Income before taxes	$238.7	$213.4
Income tax expense	56.7	58.0
Effective tax rate	23.8%	27.2%

For 2023, the Company’s effective tax rate was 23.8 percent, compared to an effective tax rate of 27.2 percent for 2022. The decrease in effective tax rate in 2023 was primarily the result of changes in state and local income taxes and the nonrecurrence of IRS audit adjustments in 2022, including recognition of a deferred tax liability for earnings of various foreign entities, partially offset by benefits for the release of uncertain tax positions in 2022 and foreign income taxed at higher rates.

The 2023 effective income tax rate of 23.8 percent was unfavorably impacted by net changes in state and local income taxes, and foreign income taxed at higher rates. The 27.2 percent effective income tax rate for 2022 was unfavorably impacted by IRS audit adjustments, including recognition of a deferred tax liability for earnings of various foreign entities, and state and local income taxes, partially offset by favorable benefits for the release of uncertain tax positions and foreign income taxed at lower rates.

Net income
Net income was $182.0 million for 2023 compared to $155.4 million for 2022. The $26.6 million, or 17.1 percent, increase in net income was primarily due to the increase in operating income partially offset by the $65.2 million of interest expense in 2023 resulting from the indebtedness we incurred upon Separation from Fortune Brands.
Liquidity and Capital Resources
Our primary liquidity needs have historically been to support working capital requirements and fund capital expenditures. Subsequent to the Separation, we may have liquidity needs to finance acquisitions and return cash to stockholders, if and when appropriate. Historically, prior to Separation, our principal sources of liquidity were cash on hand, cash flows from operating activities and financial support from Fortune Brands via participation in Fortune Brands’ centralized approach to treasury management, including financing and cash management activities. Subsequent to the Separation, we implemented our own centralized approach to treasury, including cash management performed through cash pooling arrangements. Certain of our entities have standalone cash accounts that are not included in the centralized cash pooling arrangements. All cash balances specifically identifiable to us are included in our consolidated balance sheets and statement of cash flows. The cash flows presented in our consolidated statement of cash flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly-traded company for the periods presented prior to the Separation.

After the Separation, we no longer have financial support from Fortune Brands. Our operating income is generated by our subsidiaries. There are no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Interest rates under these facilities are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing, and our net leverage ratio as measured by our Net Leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Net Leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The Net Leverage Ratio could not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. As of December 31, 2023, the net leverage ratio could not exceed 3.75 to 1.0. Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. We also are required to maintain a minimum Interest Coverage Ratio of 3.0 to 1.0. The Interest Coverage Ratio is defined as Consolidated EBITDA to consolidated interest expense.

Our 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The $750.0 million Term Loan has quarterly required amortization payments, which began in March 2023. During the third quarter of fiscal 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. We did not make any additional term loan payments during the fourth quarter of fiscal 2023, and, as of December 31, 2023, we were paid in advance for our next two scheduled quarterly payments due during the first and second quarters of 2024. Additionally, the revolving credit facility was paid in full during the third quarter of 2023. These additional amortization payments, made possible due to the generation of strong operating cash flow, were made to reduce future interest expense and provide financial flexibility.

As of December 31, 2023, the Company was in compliance with all financial covenants set forth in the 2022 Credit Agreement, and expects to remain in compliance for the foreseeable future.

As of December 31, 2023, we had $707.8 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.
Cash Flows
Below is a summary of cash flows for the fiscal years ended December 31, 2023 and December 25, 2022.

	For years ended
(U.S. Dollars presented in millions)	2023	2022
Net cash provided by operating activities	$405.6	$235.6
Net cash used in investing activities	(56.9)	(55.9)
Net cash used in financing activities	(299.9)	(215.3)
Effect of foreign exchange rate changes on cash	(1.2)	(4.7)
Net increase (decrease) in cash and cash equivalents	$47.6	$(40.3)

Fiscal 2023 as compared to Fiscal 2022
Net cash provided by operating activities increased to $405.6 million in 2023 as compared to $235.6 million in 2022. Net cash provided by operating activities included net income of $182.0 million in 2023, as compared to net income of $155.4 million in 2022. Net income in 2023 included interest expense of $65.2 million on external debt that was entered into at the Separation, which resulted in cash outflows of $64.0 million for interest in the period. In 2023, accounts receivable generated $88.1 million of cash, as a result of improvements in our collection processes and decreased sales. In 2022, our accounts receivable generated $13.5 million. In 2023, the movement in inventory was $123.6 million favorable, as compared to 2022, which had an unfavorable movement in inventory of $70.1 million. In 2022, we executed an intentional build in inventory in the first three quarters of the year in order to mitigate the impact of an uncertain and volatile global supply chain environment. The favorable inventory movement in 2023 reflects our efforts to more efficiently manage our inventory levels in the current supply chain environment and in alignment with sales volume. Accounts payable was $69.4 million unfavorable in 2023 as a result of decreased purchasing levels aligned with our lower inventory levels, as well as a reduction in the payable to Fortune Brands of $42.4 million, primarily related to income tax related payments. This compares to the favorable accounts payable movement of $18.3 million in 2022 in conjunction with our increasing inventory levels. Fiscal 2023 was also unfavorably impacted by $9.4 million of restructuring charges net of cash payments, primarily for reserves established in fiscal 2022, as compared to favorable restructuring charges net of cash payments of $13.0 million in fiscal 2022.

Net cash used in investing activities of $56.9 million in 2023 was comparable to net cash used in investing activities of $55.9 million in 2022.

Net cash used in financing activities was $299.9 million in 2023 as compared to $215.3 million in 2022. Fiscal 2023 included net payments on external debt of $272.5 million, as we used cash generated from operations to pay off our revolving credit facility and make advanced payments on our term loan. Fiscal 2023 also includes $22.0 million of stock repurchases made under the $50.0 million stock repurchase program authorized in the second quarter of 2023. Financing activities in 2022 reflect the payment of a dividend of $940.0 million to Fortune Brands in conjunction with the Separation. This dividend was funded by the borrowing of $985.0 million of external debt at, and subsequent to, the Separation date. The remaining activity in 2022 primarily reflects our cash remittances to Fortune Brands, net of cash lending from Fortune Brands, to finance our operations prior to the Separation. The financing relationship with Fortune Brands ceased as of the date of Separation.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures. We also believe we have access to additional funds from capital markets to fund strategic initiatives.

Customer Credit Risk
We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable, net, were $203.0 million and $289.6 million as of December 31, 2023 and December 25, 2022, respectively, and are recorded at their stated amount less allowances for discounts and credit losses. Allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience, existing economic conditions and estimated future collection expectations. In accordance with our policy, our allowance for credit losses was $4.6 million and $11.6 million as of December 31, 2023 and December 25, 2022, respectively. The conditions in the global economy and ongoing market volatility may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for credit losses are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Pension Plan
We sponsor a defined benefit pension plan. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or prior to December 31, 2016. The defined benefit pension plan is funded with a portfolio of investments maintained within our benefit plan trust. As of December 31, 2023, the aggregate fair value of our pension plan assets was $131.1 million, representing 96.7 percent of the accumulated benefit obligation liability. During fiscal 2023, we made pension contributions of $8.1 million. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

During 2023, the Board of Directors of MasterBrand, Inc. approved a plan to terminate the defined benefit pension plan. The termination and settlement process, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to take up to 24 months to complete, subject to receipt of customary regulatory approvals. During 2024, the Company expects to offer a lump-sum benefit payout option to certain plan participants. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company.

Contractual Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2023:

(U.S. Dollars presented in millions)	Payment Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
Contractual Obligations
Purchase obligations (a)	$38.3	$25.6	$7.3	$2.7	$2.7	$—	$—
Non-cancellable operating leases	71.1	18.1	13.5	10.5	8.7	7.0	13.3
Non-cancellable financing leases	4.2	1.9	1.4	0.8	0.1	—	—

Other Corporate Commercial Commitments
Debt payments (b)	712.5	18.8	37.5	37.5	618.7	—	—
Interest payments	192.7	53.5	51.1	48.3	39.8	—	—
Total contractual cash obligations	$1,018.8	$117.9	$110.8	$99.8	$670.0	$7.0	$13.3

(a) Purchase obligations related to operating activities include agreements and contracts that give the supplier recourse to us for cancellation or nonperformance under the contract or contain terms that would subject us to liquidated damages. The purchase obligations in the table above include contracts for raw materials and finished goods purchases, selling and administrative services and capital expenditures.
(b) Debt payments include our $750.0 million term loan and $500.0 revolving credit facility under the 2022 Credit Agreement.

In addition to the contractual obligations and commitments described above, we also had other corporate commercial commitments for which we are contingently liable as of December 31, 2023. Other corporate commercial commitments as of December 31, 2023 include standby letters of credit of $19.8 million and surety bonds outstanding of $3.6 million, of which $3.4 million are due in the next 12 months.

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

We account for derivative instruments as follows:

•Derivative instruments that are designated as cash flow hedges - The changes in the fair value of the derivative instrument are reported in other comprehensive income and are recognized in the consolidated statements of income when the hedged item affects earnings. In all periods presented, the recognized gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in cost of products sold on the consolidated statements of income.
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in other expense, net on the consolidated statements of income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Deferred currency gains of $10.2 million, $4.5 million, and $2.9 million (before tax impact) were reclassified into earnings for the 2023, 2022, and 2021 fiscal years, respectively. Based on foreign exchange rates as of December 31, 2023, we estimate that $2.2 million of net derivative gain included in other comprehensive income (“AOCI”) as of December 31, 2023, will be reclassified to earnings within the next twelve months.

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
Recently Issued Accounting Standards
The adoption of recent accounting standards, as discussed in Note 2, "Significant Accounting Policies," of our audited consolidated financial statements within this Annual Report on Form 10-K, has not had and is not expected to have a significant impact on our revenue, earnings or liquidity.
Critical Accounting Estimates
The consolidated financial statements are prepared in accordance with GAAP, which require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Management has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. For a description of our significant accounting policies, see Note 2, "Significant Accounting Policies," of our audited consolidated financial statements within this Annual Report on Form 10-K.

Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these critical accounting estimates is important in understanding our reported results of operations and financial position. We believe that of our accounting estimates and assumptions, those described in the following sections involve a high degree of judgment and complexity.

Inventories
Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $15.9 million and $19.6 million as of December 31, 2023 and December 25, 2022, respectively.
Goodwill and Indefinite-lived Intangible Assets
Goodwill
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
In the second quarter ended June 26, 2022, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter ended June 26, 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter ended December 25, 2022, we incurred an additional asset impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. In 2023, we did not recognize any impairment charges related to this indefinite-lived tradename. As of both December 31, 2023 and December 25, 2022, the carrying value of this tradename was $46.2 million.
In the fourth quarter ended December 25, 2022, we incurred an impairment charge of $7.6 million to another indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation as well as elevated interest rates and economic uncertainty. In 2023, we did not recognize any impairment charges related to this indefinite-lived tradename. As of both December 31, 2023 and December 25, 2022, the carrying value of this tradename was $19.1 million.
The fair values of the impaired tradenames were measured using the relief-from-royalty approach. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates that reflect the level of risk associated with the tradenames’ future revenues and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent Level 3 inputs of the fair value hierarchy. See Note 8, "Goodwill and Identifiable Intangible Assets," and Note 10, "Fair Value Measurements," of our audited consolidated financial statements within this Annual Report on Form 10-K, for additional information.
During our 2023 impairment test, we elected to bypass the qualitative test and tested all of our indefinite lived tradenames quantitatively. The significant assumptions used to estimate the fair values of the tradenames tested quantitatively during the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021 were as follows:

	2023			2022			2021
Unobservable Input	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)
Discount rate	10.5%	11.0%	10.8%	11.9%	12.6%	12.2%	10.9%	11.5%	11.2%
Royalty rate(b)	3.0%	4.0%	3.6%	2.5%	4.0%	3.5%	2.4%	4.0%	3.4%
Long-term revenue growth rate(c)	2.0%	2.5%	2.3%	1.0%	3.0%	2.0%	1.0%	3.0%	2.6%

(a)Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)Selected long-term revenue growth rate within 10-year projection period of the tradenames that were tested quantitatively.

A 50 basis point change in any of the significant assumptions used during the fiscal year ended December 31, 2023 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames. A 50 basis point change in any of the significant assumptions used during the fiscal year ended December 25, 2022 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames, with the exception of the fourth quarter indefinite-lived tradename impairments noted above, which were subject to partial impairments of $20.4 million. Relating to the impaired indefinite-lived tradenames in the fourth quarter of 2022, a 50 basis point change in the discount rate, royalty rate or long-term revenue growth rate at December 25, 2022 would have resulted in an incremental impairment of $2.8 million, $12.2 million and $1.5 million, respectively.
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

Post-Separation, our income tax provisions are calculated based on our operating footprint, as well as our tax return elections and assertions. For taxable periods ended after the Separation, we file a consolidated U.S. federal income tax return and various state and local income tax returns. Our foreign income tax returns will continue to be filed on a full-year basis.

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

Interest Rate Risk
We had $712.5 million of external variable rate borrowings as of December 31, 2023. A hypothetical 100 basis point increase in interest rates affecting our external borrowings as of December 31, 2023 would increase our borrowing costs by $7.1 million on a pre-tax basis annually.
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
The estimated potential loss under foreign exchange contracts from movement in foreign exchange rates would not have a material impact on our results of operations.
Commodity Price Risk
We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables, and other unpredictable external factors.

Item 8. Financial Statements and Supplementary Data
MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For years ended
(U.S. Dollars presented in millions, except per share amounts)	2023	2022	2021
NET SALES	$2,726.2	$3,275.5	$2,855.3
Cost of products sold	1,824.8	2,335.0	2,071.4
GROSS PROFIT	901.4	940.5	783.9
Selling, general and administrative expenses	569.7	648.5	527.6
Amortization of intangible assets	15.3	17.2	17.8
Asset impairment charges	—	46.4	—
Restructuring charges	10.1	25.1	4.2
OPERATING INCOME	306.3	203.3	234.3
Related party interest income, net	—	(12.9)	(4.6)
Interest expense	65.2	2.2	—
Other expense, net	2.4	0.6	0.6
INCOME BEFORE TAXES	238.7	213.4	238.3
Income tax expense	56.7	58.0	55.7
NET INCOME	$182.0	$155.4	$182.6
Average Number of Shares of Common Stock Outstanding
Basic	127.8	128.0	128.0
Diluted	129.9	129.1	128.0
Earnings Per Common Share
Basic	$1.42	$1.21	$1.43
Diluted	$1.40	$1.20	$1.43

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For years ended
(U.S. Dollars presented in millions)	2023	2022	2021
NET INCOME	$182.0	$155.4	$182.6
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	12.1	(9.9)	(0.9)
Unrealized (losses) gains on derivatives:
Unrealized holding gains arising during period	9.6	7.2	0.5
Less: reclassification adjustment for gains included in net income	(10.2)	(4.5)	(2.9)
Unrealized (losses) gains on derivatives	(0.6)	2.7	(2.4)
Defined benefit plans:
Net actuarial (losses) gains arising during period	(4.1)	(6.1)	9.4
Less: Amortization of net actuarial loss and curtailment	3.2	1.7	—
Defined benefit plans	(0.9)	(4.4)	9.4
Other comprehensive income (loss), before tax	10.6	(11.6)	6.1
Income tax benefit (expense) related to items of other comprehensive income	0.2	1.0	(2.3)
Other comprehensive income (loss), net of tax	10.8	(10.6)	3.8
COMPREHENSIVE INCOME	$192.8	$144.8	$186.4

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED BALANCE SHEETS

(U.S. Dollars presented in millions)	December 31, 2023	December 25, 2022
ASSETS
Current assets
Cash and cash equivalents	$148.7	$101.1
Accounts receivable, net	203.0	289.6
Inventories	249.8	373.1
Other current assets	75.7	66.2
TOTAL CURRENT ASSETS	677.2	830.0
Property, plant and equipment, net of accumulated depreciation	356.6	352.6
Operating lease right-of-use assets, net of accumulated amortization	60.1	52.3
Goodwill	925.1	924.2
Other intangible assets, net of accumulated amortization	335.5	349.8
Other assets	27.2	20.5
TOTAL ASSETS	$2,381.7	$2,529.4
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	151.4	219.2
Current portion of long-term debt	17.6	17.5
Current operating lease liabilities	16.1	13.9
Other current liabilities	164.3	160.5
TOTAL CURRENT LIABILITIES	349.4	411.1
Long-term debt	690.2	961.5
Deferred income taxes	83.6	87.3
Pension and other postretirement plan liabilities	7.9	12.2
Operating lease liabilities	46.3	40.7
Other non-current liabilities	10.5	7.4
TOTAL LIABILITIES	1,187.9	1,520.2
Commitments (Note 15) and Contingencies and Accrued Losses (Note 16)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 129.1 million shares issued and 126.8 million outstanding as of December 31, 2023; 128.0 shares issued and outstanding as of December 25, 2022 )	1.3	1.3
Paid-in capital	17.8	—
Treasury stock, at cost	(26.1)	(0.1)
Accumulated other comprehensive loss	(3.7)	(14.5)
Retained earnings	1,204.5	1,022.5
TOTAL EQUITY	1,193.8	1,009.2
TOTAL LIABILITIES AND EQUITY	$2,381.7	$2,529.4

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended
(U.S. Dollars presented in millions)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$182.0	$155.4	$182.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.0	47.3	44.4
Amortization of intangibles	15.3	17.2	17.8
Restructuring charges, net of cash payments	(9.4)	13.0	(0.4)
Amortization of finance fees	2.2	—	—
Stock-based compensation	17.8	10.9	9.3
Asset impairment charges	—	46.4	—
Recognition of actuarial losses	2.9	0.9	0.2
Deferred taxes	(5.7)	2.3	(7.7)
Changes in operating assets and liabilities:
Accounts receivable	88.1	13.5	(72.2)
Inventories	123.6	(70.1)	(58.5)
Other current assets	2.1	(5.3)	(1.7)
Accounts payable	(69.4)	18.3	44.7
Accrued expenses and other current liabilities	17.2	1.8	3.0
Other items	(10.1)	(16.0)	(13.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	405.6	235.6	148.2
INVESTING ACTIVITIES
Capital expenditures(a)	(57.3)	(55.9)	(51.6)
Proceeds from the disposition of assets	0.4	—	0.1
NET CASH USED IN INVESTING ACTIVITIES	(56.9)	(55.9)	(51.5)
FINANCING ACTIVITIES
Issuance of long-term and short-term debt	255.0	985.0	—
Repayments of long-term and short-term debt	(527.5)	—	—
Repurchase of common stock	(22.0)	—	—
Payments of employee taxes withheld from share-based awards	(4.0)	(0.1)	—
Related party borrowings	—	2,754.5	2,614.2
Related party repayments	—	(3,009.4)	(2,767.1)
Net contributions from Fortune Brands	—	5.3	43.7
Dividend to Fortune Brands	—	(940.0)	—
Payment of financing fees	—	(10.1)	—
Other items	(1.4)	(0.5)	(0.5)
NET CASH USED IN FINANCING ACTIVITIES	(299.9)	(215.3)	(109.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	(4.7)	0.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$47.6	$(40.3)	$(12.9)
Cash and cash equivalents at beginning of period	$101.1	$141.4	$154.3
Cash and cash equivalents at end of period	$148.7	$101.1	$141.4

a) Capital expenditures of $2.3 million, $1.6 million and $4.1 million that have not been paid as of December 31, 2023, December 25, 2022 and December 26, 2021, respectively, were excluded from the Consolidated Statements of Cash Flows.

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
(U.S. Dollars and shares presented in millions)	Shares	Amount	Paid-In Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
Balance at December 27, 2020	—	$—	$219.2	$—	$(7.7)	$2,002.9	$2,214.4
Comprehensive income:
Net income	—	—	—	—	—	182.6	182.6
Other comprehensive income	—	—	—	—	3.8	—	3.8
Stock-based compensation	—	—	9.3	—	—	—	9.3
Net contributions from Fortune Brands	—	—	43.7	—	—	—	43.7
Balance at December 26, 2021	—	$—	$272.2	$—	$(3.9)	$2,185.5	$2,453.8
Distribution of MasterBrand, Inc. stock to Fortune Brands shareholders	128.0	1.3	—	—	—	—	1.3
Comprehensive income:
Net income	—	—	—	—	—	155.4	155.4
Other comprehensive loss	—	—	—	—	(10.6)	—	(10.6)
Stock-based compensation	—	—	10.9	(0.1)	—	—	10.8
Dividend to Fortune Brand	—	—	—	—	—	(940.0)	(940.0)
Net contributions from (distributions to) Fortune Brands	—	—	110.6	—	—	(105.3)	5.3
Return of capital to Fortune Brands	—	—	(393.7)	—	—	(273.1)	(666.8)
Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	182.0	182.0
Other comprehensive income	—	—	—	—	10.8	—	10.8
Stock-based compensation	0.7	—	17.8	(4.0)	—	—	13.8
Stock repurchase program	(1.9)	—	—	(22.0)	—	—	(22.0)
Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8

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

On April 28, 2022, Fortune Brands announced that its Board of Directors approved in principle the Separation. The Cabinets segment of Fortune Brands had historically been operated by MBCI. In July 2022, Fortune Brands incorporated MasterBrand, Inc. in the State of Delaware and subscribed to all of the shares of MasterBrand, Inc.’s common stock upon its incorporation. After the incorporation of MasterBrand, Inc., the following occurred: (1) Fortune Brands contributed all of the issued and outstanding shares of capital stock of MBCI to MasterBrand, Inc., resulting in MBCI becoming a wholly-owned subsidiary of MasterBrand, Inc. through a transaction between entities under common control; and (2) MBCI was converted into a Delaware limited liability company, MasterBrand Cabinets LLC (collectively, the “Reorganization”).

On December 14, 2022, the Separation was completed via the Distribution. On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brand shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange, beginning December 15, 2022. All share and per share amounts for all prior periods presented in the consolidated financial statements, including Note 5, "Earnings Per Share," have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

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
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to MasterBrand associates.

Basis of Presentation The accompanying financial statements are presented on a consolidated basis as the Company is a standalone public company. We have historically existed and functioned as a reporting segment of the consolidated business of Fortune Brands up until the Separation on December 14, 2022, at which time we became a standalone public company. Certain information from prior to the Separation was derived from Fortune Brands’ consolidated financial statements and accounting records. The consolidated financial statements and notes to consolidated financial statements as of and subsequent to December 14, 2022, the date of the Separation, reflect the consolidated financial position, results of operations and cash flows for MasterBrand as an independent company. Prior to the Separation, the consolidated financial statements and notes to consolidated financial statements were prepared on a carve-out basis using the financial statements and accounting records of Fortune Brands. The carve-out basis financial statements represent the historical financial position, results of operations, and cash flows of MasterBrand as they were historically managed in accordance with GAAP and reflect significant assumptions and allocations. The carve-out financial statements may not include all expenses that would have been incurred had MasterBrand existed as a standalone entity.

Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Fiscal 2023 consisted of 53 weeks ended on December 31, 2023. Fiscal 2022 and 2021 both consisted of 52 weeks ending on December 25, 2022 and December 26, 2021, respectively. References herein to years are to our fiscal years.

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

The consolidated statements of income include all revenues and costs directly attributable to our business, including costs for facilities, functions, and services we utilize. The consolidated statements of income also include an allocation of expenses related to certain Fortune Brands corporate functions through the Separation, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, associate headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the 2022 and 2021 years were $92.5 million and $62.0 million respectively, of which $72.4 million and $42.3 million, respectively, was not previously allocated to us. Such amounts are primarily included within selling, general and administrative expenses in the consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company in the prior year periods presented. Actual costs that we may have incurred during the time period when we were not a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our associates and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The consolidated statements of income also include $2.4 million and $15.4 million of costs related to the separation from Fortune Brands for the years ended December 31, 2023 and December 25, 2022, respectively. The Separation-related costs include advisory fees, professional fees and other transaction related costs incurred directly by us. These costs are included within selling, general and administrative expenses.

The income tax amounts in the consolidated financial statements have been calculated on a separate-return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments, withholding taxes, and refunds were paid and received by Fortune Brands on our behalf. The net income taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net income tax payable of $32.6 million to Fortune Brands as of December 25, 2022, was recorded in accounts payable on the Consolidated Balance Sheets and settled in 2023.

Following the Separation, a limited number of services that Fortune Brands provided to us, or we provided to them, prior to the Separation continue to be provided for a period of time under a Transition Services Agreement. Throughout fiscal 2023, we have incurred certain costs as a standalone public company, including services provided by our own resources or through third-party service providers relating to corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance, and legal services, as well as ongoing additional costs associated with operating as an independent, publicly-traded company.

Fortune Brands utilized a central approach to treasury management, and prior to the Separation, we historically participated in related cash pooling arrangements. Our cash and cash equivalents on our consolidated balance sheets represent cash balances held in bank accounts owned by the Company and its subsidiaries. Prior to the Separation, we had no third-party borrowings, and all borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense were not attributed to us as we were not the legal obligor of the debt, and the borrowings were not specifically identifiable to us. However, in connection with the Separation, we completed a financing transaction, which resulted in additional interest expense beginning in the fourth quarter of 2022. See Note 11, "Debt," for additional information. For more information regarding related party transactions with Fortune Brands, see Note 20, "Related Party Transactions."

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

Tornado at Jackson, GA Production Facility On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company’s assets that suffered loss or damage, and the Company worked closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the losses the Company suffered. The Company’s insurance policies also provide business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the first quarter of 2023, the Company incurred expenses of $9.4 million solely related to damages caused by the tornado. These expenses included compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. No expenses related to the tornado were incurred during our second, third, or fourth quarters of 2023, and we do not expect to incur any additional costs related to this matter. During 2023, we received $7.4 million of insurance proceeds for direct costs caused by the tornado, consisting of $2.2 million, $2.0 million, and $3.2 million received during our second, third, and fourth quarters, respectively. Both the expenses and insurance recoveries are recorded as a component of cost of products sold in the consolidated statements of income. Upon receipt of the final insurance payment in the fourth quarter, we consider this claim to be closed.

2.    Significant Accounting Policies
Use of Estimates The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. See Note 3, "Revenue from Contracts with Customers," for additional information.

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

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $169.4 million, $209.9 million and $170.1 million in 2023, 2022 and 2021, respectively.

Advertising costs, which amounted to $65.0 million, $69.1 million and $65.6 million in 2023, 2022 and 2021, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $27.6 million, $29.4 million and $24.4 million in 2023, 2022 and 2021, respectively. Advertising costs recorded in selling, general and administrative expenses were $37.4 million, $39.7 million and $41.2 million in 2023, 2022 and 2021, respectively.

Stock-based Compensation Some of our associates participate in stock-based compensation plans sponsored by the Company. Stock based compensation plans may include stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an associate is required to provide services in exchange for the award. Stock-based compensation expense is recorded net of estimated forfeitures. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance share award is based on the average of the high and low share prices on the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the average of the high and low share prices on the date of grant. See Note 17, "Stock-Based Compensation," for additional information.

Foreign Currency Translation Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the AOCI caption in equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into the functional currency with resulting transaction gains or losses recorded in other expense, net.

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

The Company recognizes Global Intangible Low-Taxed Income (“GILTI”) tax as a period cost.

The Company recognizes tax-related interest and penalties as a component of income tax expense.

Earnings Per Share Earnings per common share is calculated by dividing net income attributable to MasterBrand by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share include the impact of all potentially dilutive securities outstanding during the year. For comparative purposes, 2021 has been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution and assumes the same basic weighted average shares. For years prior to the Separation, it is assumed that there are no dilutive securities as there were no stock-based awards of MasterBrand outstanding. See Note 5, "Earnings Per Share," for further discussion.

Cash and Cash Equivalents We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. We do not believe we are exposed to any significant credit risk on cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value.

Allowances for Credit Losses Trade receivables are recorded at the stated amount, less allowances for discounts and credit losses. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency) or discounts related to early payment of accounts receivable by our customers. The allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for expected customer defaults on a general formula basis when it cannot yet be associated with specific customers. Expected credit losses are estimated using various factors, including the length of time the receivables are past due, historical collection experience and existing economic conditions.

Inventories Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis and net realizable value being determined on the basis of replacement cost. Inventory costs include direct materials, including freight, labor and manufacturing overhead. Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory-related changes. If actual market conditions differ from our projections, and our estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of products sold may be required.

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
Held for Sale Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into other current assets and other current liabilities on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met, including when management, having the requisite authority, have committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value.

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

In 2023, no triggering events were noted related to our goodwill or indefinite-lived tradenames. However, we did note a triggering event requiring assessment of impairment for certain of our long-lived assets due to a restructuring action, resulting in a $4.6 million impairment charge included within restructuring charges. See Note 12, "Restructuring Charges," for additional information.

In 2022, we concluded we had triggering events requiring assessment of impairment for certain of our long-lived assets due to the impairment of certain indefinite-lived tradenames, as well as specific restructuring actions announced in 2022. We performed quantitative impairment analyses during the year and determined there were no impairments of long-lived assets through December 25, 2022.

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 32 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Goodwill and Indefinite-lived Intangible Assets We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, and account for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date.

Goodwill
Goodwill is tested for impairment at least annually in the fourth quarter and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test using a weighting of the income and market approaches. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. Assessing qualitative factors during both 2023 and 2022 would not have resulted in us performing a quantitative impairment test. In both 2023 and 2022, we elected to bypass the qualitative testing and performed quantitative tests for all goodwill.

For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived discount rate based on the weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting units to determine the reporting unit’s fair value. The Company’s reporting units are operating segments, or one level below operating segments when appropriate. When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.

The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales, operating income and cash flow forecasts; peer company EBITDA earnings multiples; the market-participant-based discount rate; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and repair and remodel segments of the U.S. home products markets drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future operating income and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management. As a result of the annual impairment assessments performed for 2023, 2022 and 2021, there were no goodwill impairments.

Indefinite-Lived Intangible Assets
Certain of our tradenames have been assigned an indefinite life as we currently anticipate that these tradenames will contribute cash flows to the Company indefinitely. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. We measure the fair value of identifiable intangible assets upon acquisition and we review for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The significant assumptions that are used to determine the estimated fair value for indefinite-lived intangible assets upon acquisition and subsequent impairment testing are the market-participant discount rates based on the weighted-average cost of capital; forecasted revenue growth rates; and the assumed royalty rates.

The market-participant discount rate used in estimating the fair value of future cash flows is dependent on comparable company prices and other relevant information generated by market transactions, as well as broader market assumptions, such as U.S. treasury rates. Our cash flow projections used to assess impairment of our goodwill and other intangible assets are significantly influenced by our projection for the U.S. home products market, our annual operating plans finalized in the fourth quarter of each fiscal year, and our ability to execute on various planned cost reduction initiatives supporting operating income improvements. Our projection for the U.S. home products market is inherently uncertain and is subject to a number of factors, such as employment, home prices, interest rates, credit availability, new home starts and the rate of home foreclosures.

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. In both 2023 and 2022, we elected to bypass the qualitative testing and tested all of our indefinite-lived tradenames quantitatively.

We measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates. During both our 2023 and 2022 annual impairment tests, we elected to quantitatively test all of our indefinite-lived tradenames. During our 2021 annual impairment test, of our $231.8 million indefinite lived tradenames, we tested $180.7 million quantitatively, and the remainder was assessed using qualitative factors. We recognized impairment charges, which are classified as “Asset impairment charges” on our consolidated statements of income, related to certain indefinite-lived tradenames of $46.4 million in 2022. We did not recognize any impairment charges related to indefinite-lived intangible assets in either fiscal 2023 or 2021. See Note 8, "Goodwill and Identifiable Intangible Assets," for additional information.

Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: increases in discount rates, lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in royalty rates and decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

Derivative Financial Instruments In accordance with ASC requirements for derivatives and hedging, we recognize all derivative contracts as either assets or liabilities on the balance sheet, and the measurement of those instruments is at fair value.

We account for derivative instruments as follows:

•Derivative instruments that are designated as cash flow hedges - The changes in the fair value of the derivative instrument are reported in other comprehensive income and are recognized in the consolidated statements of income when the hedged item affects earnings. In all periods presented, the recognized gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in cost of products sold on the consolidated statements of income.
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in other expense, net on the consolidated statements of income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

Restructuring Actions Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairment or accelerated depreciation or amortization of assets associated with such actions. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Severance amounts for which affected employees in certain circumstances are required to render service in order to receive benefits at their termination dates are measured at the date such benefits are communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

Pension and Postretirement Benefits Other than Pensions We have a pension plan in the United States covering many of the Company’s associates. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. During 2023, the Board of Directors of MasterBrand, Inc. approved a plan to terminate the defined benefit pension plan. The termination and settlement process, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to take up to 24 months to complete, subject to receipt of customary regulatory approvals. During 2024, the Company expects to offer a lump-sum benefit payout option to certain plan participants. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation—Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, turnover and mortality rates and health care cost trend rates. Actuarial gains or losses related to these assumptions represent the difference between actual and actuarially assumed experience. We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in other expense, net to the extent they are in excess of 10 percent of the greater of the fair value of pension plan assets or each plan’s projected benefit obligation for each plan (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each fiscal year. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. For postretirement benefits, our health care trend rate assumptions are based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior associate service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related associates. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 14, "Pension and Other Postretirement Plans," are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

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

Recently Issued Accounting Standards

Accounting Standards Issued and Adopted
There are no recently issued accounting pronouncements that we have adopted that had a material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued, But Not Yet Adopted

Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3.    Revenue from Contracts with Customers
Our principal performance obligations are the sale of high quality stock, semi-custom and premium cabinetry, as well as vanities, for the kitchen, bath and other parts of the home (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note 16, "Contingencies and Accrued Losses," for further discussion.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.1 million and $3.0 million as of December 31, 2023 and December 25, 2022, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheet. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

Net sales to two of the Company’s customers, Lowe’s and The Home Depot each accounted for greater than 10 percent of the Company’s net sales in 2023, 2022 and 2021. Net sales to Lowe’s were 21 percent, 20 percent and 18 percent of net sales in 2023, 2022 and 2021, respectively. Net sales to The Home Depot were 16 percent, 17 percent, and 18 percent of net sales in 2023, 2022 and 2021, respectively.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for 2023, 2022 and 2021.

(U.S. Dollars presented in millions)	2023	2022	2021
Net Sales by Channel(a)
Dealers(b)	$1,446.5	$1,771.8	$1,583.4
Retailers(c)	967.0	1,173.9	1,012.4
Builders (d)	312.7	329.8	259.5
Net sales	$2,726.2	$3,275.5	$2,855.3
Net Sales by Shipping Location
United States	$2,584.4	$3,086.8	$2,680.5
Canada	125.7	172.5	158.4
Mexico	16.1	16.2	16.4
Net sales	$2,726.2	$3,275.5	$2,855.3

a)Net sales by channel presented in fiscal 2022 and 2021 have been reclassified to conform with the new format of this table, which is intended to provide a consolidated view of our net sales by channel and shipping location. Prior to this Annual Report on Form 10-K, net sales by channel was presented for our domestic sales only.
b)Represents sales to domestic dealers whose end customers include builders, professional trades and home remodelers, inclusive of sales through our dealers’ respective internet website portals.
c)Represents sales to domestic “Do-It-Yourself” retailers, including our two largest customers: 1) Lowe’s and 2) The Home Depot, inclusive of sales through their respective internet website portals.
d)Represents sales directly to builders.

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

The following table summarizes the activity for the allowance for the years ended December 31, 2023 and December 25, 2022:

(U.S. Dollars presented in millions)	2023	2022
Beginning balance	$11.6	$2.5
Bad debt provision	1.9	12.1
Uncollectible accounts written off, net of recoveries	(8.9)	(3.0)
Ending balance	$4.6	$11.6
4.    Other Expense, Net
The components of other expense, net for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 were as follows:

(U.S. Dollars presented in millions)	2023	2022	2021
Pension and postretirement benefits other than pensions	$2.9	$(1.3)	$(2.0)
Foreign currency losses	3.2	1.1	1.4
Other items, net	(3.7)	0.8	1.2
Total other expense, net	$2.4	$0.6	$0.6
5.    Earnings Per Share
On December 14, 2022, 128.0 million MasterBrand common shares were distributed to Fortune Brands’ shareholders in conjunction with the Separation. For comparative purposes, fiscal 2021 has been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution and assume the same basic weighted average shares. For the fiscal years ended December 31, 2023 and December 25, 2022, diluted earnings per share was computed by giving effect to all potentially dilutive stock awards that are outstanding. For years prior to the Separation, it is assumed that there are no dilutive securities as there were no stock-based awards of MasterBrand outstanding.

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021:

(U.S. Dollars presented in millions, except per share amounts)	2023	2022	2021
Numerator:
Numerator for basic and diluted earnings per share - Net income	$182.0	$155.4	$182.6
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.8	128.0	128.0
Effect of dilutive securities - stock-based awards	2.1	1.1	—
Denominator for diluted earnings per share - weighted average shares outstanding	129.9	129.1	128.0
Earnings per share:
Basic	$1.42	$1.21	$1.43
Diluted	$1.40	$1.20	$1.43

Approximately 0.7 million shares and 1.3 million shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2023 and December 25, 2022, respectively, because their inclusion would have been anti-dilutive.

6.    Balance Sheet Information
Supplemental information on our year-end consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	December 31, 2023	December 25, 2022
Inventories:
Raw materials and supplies	$175.1	$292.1
Work in process	25.1	23.6
Finished products	49.6	57.4
Total inventories	$249.8	$373.1
Property, plant and equipment:
Land and improvements	$31.8	$32.9
Buildings and improvements to leaseholds	304.0	304.0
Machinery and equipment	551.9	518.8
Construction in progress	36.6	37.7
Property, plant and equipment, gross	924.3	893.4
Less: accumulated depreciation	567.7	540.8
Property, plant and equipment, net of accumulated depreciation	$356.6	$352.6
Accounts payable:
Third party	$149.7	$175.1
Fortune Brands (a)	1.7	44.1
Total accounts payable	$151.4	$219.2
Other current liabilities:
Accrued salaries, wages and other compensation	$67.6	$49.0
Accrued restructuring	1.4	15.4
Accrued income and other taxes	18.5	14.3
Accrued product warranties	12.9	11.2
Other accrued expenses	63.9	70.6
Total other current liabilities	$164.3	$160.5

(a) The payable to Fortune Brands of $44.1 million as of December 25, 2022, included various items Fortune Brands paid on our behalf, for which we owed reimbursement, including income taxes incurred prior to the Separation of $32.6 million. The payable to Fortune Brands is $1.7 million at December 31, 2023.

7.    Leases
We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 31, 2023 and December 25, 2022 were immaterial.

Operating lease expense recognized in the consolidated statement of income for the years ended 2023, 2022 and 2021 were $26.9 million, $27.4 million and $24.7 million, respectively, including approximately $9.4 million, $11.7 million and $9.4 million of short-term and variable lease costs for the years ended 2023, 2022 and 2021, respectively.

Other information related to leases was as follows for the fiscal years ending:

(U.S. Dollars presented in millions, except lease term and discount rate)	December 31, 2023	December 25, 2022	December 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17.3	$15.4	$14.7
Right-of-use assets obtained in exchange for operating lease obligations	$23.9	$5.2	$35.8
Weighted average remaining lease term—operating leases	5.4 years	5.1 years	5.9 years
Weighted average discount rate—operating leases	4.5%	3.0%	2.8%
Total lease payments under non-cancellable operating leases as of December 31, 2023 are expected to be:

(U.S. Dollars presented in millions)
Fiscal Years Ending:
2024	$18.1
2025	13.5
2026	10.5
2027	8.7
2028	7.0
Thereafter	13.3
Total lease payments	71.1
Less imputed interest	(8.7)
Total	$62.4
Reported as of December 31, 2023
Current operating lease liabilities	$16.1
Operating lease liabilities (non-current)	46.3
Total	$62.4

8.    Goodwill and Identifiable Intangible Assets
We had goodwill of $925.1 million and $924.2 million as of December 31, 2023 and December 25, 2022, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 26, 2021	$926.2
2022 translation adjustments	(2.0)
Balance at December 25, 2022	$924.2
2023 translation adjustments	0.9
Balance at December 31, 2023	$925.1

The gross carrying value and accumulated amortization by class of intangible assets as of December 31, 2023 and December 25, 2022 were as follows:

	As of December 31, 2023			As of December 25, 2022
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$184.2	$—	$184.2	$183.1	$—	$183.1
Amortizable intangible assets
Tradenames	10.4	(10.4)	—	10.3	(10.2)	0.1
Customer and contractual relationships	363.6	(212.3)	151.3	362.9	(196.8)	166.1
Patents/proprietary technology	11.0	(11.0)	—	11.0	(10.5)	0.5
Total	385.0	(233.7)	151.3	384.2	(217.5)	166.7
Total identifiable intangibles	$569.2	$(233.7)	$335.5	$567.3	$(217.5)	$349.8
Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 18 to 20 years, based on the assessment of a number of factors that may impact useful life, including customer attrition rates and other relevant factors. We expect to record intangible amortization of $14.7 million annually from 2024 through 2028.

In the second quarter of 2022, subsequent to the balance sheet date, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter of 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter of 2022, we recognized an impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth were not known when recording the impairment charge during the second quarter of 2022. As of both December 31, 2023 and December 25, 2022, the carrying value of this tradename was $46.2 million.

In the fourth quarter of 2022, we recognized an impairment charge of $7.6 million to a second indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation, as well as elevated interest rates and economic uncertainty. As of both December 31, 2023 and December 25, 2022, the carrying value of this tradename was $19.1 million.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include market-participant discount rates based on the weighted-average cost of capital, which is dependent on comparable company prices and other relevant information generated by market transactions, as well as broader market assumptions, such as U.S. treasury rates, forecasted revenue growth rates and assumed royalty rates. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management plans. These assumptions represent Level 3 inputs of the fair value hierarchy (refer to Note 10, “Fair Value Measurements” ).

A reduction in the estimated fair value of any of our tradenames could trigger impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: increases in discount rates, lower than forecasted revenues, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers,continued economic uncertainty, higher levels of unemployment, weak consumer confidence, higher interest rates, lower levels of discretionary consumer spending, a decrease in royalty rates and a decline in the trading price of our common stock. We cannot predict with certainty the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

There were no impairments of goodwill for any periods presented. There were no impairments of indefinite-lived assets for the years ended December 31, 2023 or December 26, 2021. The significant assumptions used to estimate the fair values of the tradenames impaired during the year ended December 25, 2022 were as follows:

	2022
Unobservable Input	Min	Max	Wtd Avg(a)
Discount rate	11.6%	12.6%	12.1%
Royalty rate(b)	2.5%	3.0%	2.8%
Long-term revenue growth rate(c)	1.0%	1.0%	1.0%

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

We account for derivative instruments as follows:

•Derivative instruments that are designated as cash flow hedges - The changes in the fair value of the derivative instrument are reported in other comprehensive income and are recognized in the consolidated statements of income when the hedged item affects earnings. In all periods presented, the recognized gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in cost of products sold on the consolidated statements of income.
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in other expense, net on the consolidated statements of income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and during the fiscal years ended December 31, 2023 and December 25, 2022, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 31, 2023 was $61.3 million, representing a net settlement asset of $2.9 million. Based on foreign exchange rates as of December 31, 2023, we estimate that $2.2 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of December 31, 2023 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the consolidated balance sheets as of December 31, 2023 and December 25, 2022 were:

(U.S. Dollars presented in millions)	Location	December 31, 2023	December 25, 2022
Assets:
Foreign exchange contracts	Other current assets	$3.0	$3.7
	Total assets	$3.0	$3.7
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.1	$0.5
	Total liabilities	$0.1	$0.5
The effects of cash flow hedging financial instruments included within the consolidated statements of comprehensive income in 2023, 2022 and 2021 were as presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
(U.S. Dollars presented in millions)	2023	2022	2021
Foreign exchange contracts:
Unrealized holding gains arising during period	$9.6	$7.2	$0.5
Less: reclassification adjustment for gains included in net income	(10.2)	(4.5)	(2.9)
Unrealized (losses) gains on derivatives	$(0.6)	$2.7	$(2.4)
The effects of fair value hedging financial instruments included in other expense, net on the consolidated statements of income in 2023, 2022 and 2021 were:

	Amount of Gain (Loss) Recognized in Earnings on Fair Value Hedging Relationships
(U.S. Dollars presented in millions)	2023	2022	2021
Foreign exchange contracts:
Hedged items	$(1.3)	$—	$—
Derivatives designated as hedging instruments	5.9	(7.2)	(0.5)
Net gains (losses) recognized in earnings	$4.6	$(7.2)	$(0.5)
10.    Fair Value Measurements
ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 8, "Goodwill and Identifiable Intangible Assets."

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 25, 2022 were as follows:

(U.S. Dollars presented in millions)	Fair Value
	2023	2022
Assets:
Derivative asset financial instruments (Level 2)	$3.0	$3.7
Deferred compensation program assets (Level 2)	5.5	3.6
Total assets	$8.5	$7.3
Liabilities:
Derivative liability financial instruments (Level 2)	$0.1	$0.5
The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
11.    Debt
The following table provides a summary of the Company’s debt as of December 31, 2023 and December 25, 2022, including the carrying value of the debt less debt issuance costs:

(U.S. Dollars presented in millions)	December 31, 2023		December 25, 2022
	Current	Long-term	Current	Long-term
Revolving credit facility due November 2027	$—	$—	$—	$235.0
Term loan due November 2027	18.8	693.7	18.8	731.3
	$18.8	$693.7	$18.8	$966.3
Less: Unamortized debt issuance costs	(1.2)	(3.5)	(1.3)	(4.8)
Total	$17.6	$690.2	$17.5	$961.5

On November 18, 2022, the Company entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility (the “2022 Credit Agreement”). Initial proceeds from the 2022 Credit Agreement were received at the time of Separation from Fortune Brands and were used to fund the dividend paid to Fortune Brands, with any future proceeds to be used for general corporate purposes. The 2022 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries. The $750.0 million Term Loan has quarterly required amortization payments that began in March 2023. As of December 31, 2023, the Company had $480.2 million of availability under its revolving credit facility.

Debt issuance costs related to the 2022 Credit Agreement were $10.1 million upon inception of the agreement and are being amortized over the term of the debt. At December 25, 2022, $0.8 million was included in other current assets, $3.2 million is included in other assets, $1.3 million is included in the current portion of long-term debt and $4.8 million is included in long-term debt in our Consolidated Balance Sheets. At December 31, 2023, unamortized debt issuance costs totaled $8.0 million of which $0.9 million was included in other current assets, $2.4 million was included in other assets, $1.2 million was included in the current portion of long-term debt and $3.5 million was included in long-term debt in our Consolidated Balance Sheets.

During the third quarter of fiscal 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. We did not make any additional term loan payments during the fourth quarter of fiscal 2023, and as of December 31, 2023 we are paid in advance for our next two scheduled quarterly payments due during the first and second quarters of 2024. Total amounts outstanding under the term loan as of December 31, 2023 and December 25, 2022 were $712.5 million and $750.0 million, respectively. Additionally, the revolving credit facility was paid in full during the third quarter of fiscal 2023. The revolving credit facility did not have an outstanding balance as of December 31, 2023, as compared to a balance of $235.0 million at December 25, 2022.

Interest rates under these facilities are variable based on the SOFR at the time of the borrowing, and the Company’s net leverage ratio as measured by net leverage to our Consolidated EBITDA. Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The net leverage ratio may not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. As of December 31, 2023, the net leverage ratio may not exceed 3.75 to 1.0. The Company also is required to maintain a minimum interest coverage ratio, defined as Consolidated EBITDA to consolidated interest expense, of 3.0 to 1.0.

The Company’s 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The Company was in compliance with all of its debt covenants as of December 31, 2023 and December 25, 2022.

Over the next five years, debt due to be paid by the Company is as follows:

(U.S. Dollars presented in millions)	Future Debt Payments
2024	$18.8
2025	$37.5
2026	$37.5
2027	$618.7
2028	$—

Interest paid on debt was $64.0 million and $0.3 million in 2023 and 2022, respectively. During the fourth quarter of 2022, we incurred indebtedness in connection with the Separation and Distribution, which resulted in the recognition of interest expense. Prior to the Separation, we had no third-party borrowings. We did not record any material capitalized interest during 2023, 2022, or 2021.

12.    Restructuring Charges
Restructuring charges of $10.1 million in 2023 are primarily related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint, and an asset impairment charge associated with a decision to permanently close our Newton, Kansas manufacturing facility, which had previously been idled.

Restructuring charges of $25.1 million in 2022 are largely related to severance costs and other associate-related costs associated with the relocation and closure of certain production facilities within our manufacturing footprint, resulting in a more flexible facility footprint. These actions included the consolidation of two manufacturing facilities in Winnipeg, Canada into one facility, the idling of a manufacturing facility in Newton, Kansas, and the closure of our Lynchburg, Virginia manufacturing facility.

Restructuring charges of $4.2 million in 2021 are largely related to severance costs and costs associated with closing a facility.
Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at December 25, 2022	2023 Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at December 31, 2023
Workforce reduction costs	$15.3	$3.6	$(17.6)	$—	$1.3
Facility Closure Costs	—	4.6	—	(4.6)	—
Other	0.1	1.9	(1.9)	—	0.1
	$15.4	$10.1	$(19.5)	$(4.6)	$1.4
(a) Cash expenditures primarily related to severance charges.

(U.S. Dollars presented in millions)	Balance at December 26, 2021	2022 Provision	Cash Expenditures(a)	Balance at December 25, 2022
Workforce reduction costs	$2.2	$24.5	$(11.4)	$15.3
Other	0.2	0.6	(0.7)	0.1
	$2.4	$25.1	$(12.1)	$15.4
(a) Cash expenditures primarily related to severance charges.

13.    Income Taxes
For taxable periods prior to and including the Separation, our operations were included in the consolidated U.S. federal and certain state and local income tax returns of Fortune Brands, as applicable. The Company filed separate foreign income tax returns. Subsequent to the Separation, as a stand-alone entity, we file consolidated U.S. federal income tax returns and various state and local income tax returns. The Company’s foreign income tax returns will continue to be filed on a full-year basis. The Company’s deferred taxes and effective tax rate may differ from those in the pre-Separation taxable periods.

The components of income from continuing operations before income taxes were as follows:

(U.S. Dollars presented in millions)	2023	2022	2021
Domestic operations	$213.2	$162.2	$204.0
Foreign operations	25.5	51.2	34.3
Income before income taxes	$238.7	$213.4	$238.3
Income tax expense in the consolidated statement of income consisted of the following:

(U.S. Dollars presented in millions)	2023	2022	2021
Current
Federal	$44.2	$30.9	$43.7
State	9.3	14.2	10.8
Foreign	8.9	10.6	8.9
Deferred
Federal	1.2	3.7	(5.4)
State	(2.1)	(2.3)	(0.2)
Foreign	(4.8)	0.9	(2.1)
Total income tax expense	$56.7	$58.0	$55.7

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

(in percentages)	2023	2022	2021
Income tax expense at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.2	4.3	3.9
Foreign taxes at a different rate than U.S. federal statutory income tax rate	0.6	(0.4)	(0.2)
Unrecognized tax benefits	—	(6.6)	(0.5)
IRS audit adjustments	—	8.1	—
Miscellaneous other, net	—	0.8	(0.8)
Effective income tax rate	23.8%	27.2%	23.4%

For 2023, the Company’s effective tax rate was 23.8 percent, compared to an effective tax rate of 27.2 percent for 2022. The decrease in effective tax rate in 2023 was primarily the result of changes in state and local income taxes and the nonrecurrence of IRS audit adjustments in 2022, including recognition of a deferred tax liability for earnings of various foreign entities, partially offset by benefits for the release of uncertain tax positions in 2022 and foreign income taxed at higher rates.

The 2023 effective income tax rate of 23.8 percent was unfavorably impacted by net changes in state and local income taxes, and foreign income taxed at higher rates. The 27.2 percent effective income tax rate for 2022 was unfavorably impacted by IRS audit adjustments, including recognition of a deferred tax liability for earnings of various foreign entities, and state and local income taxes, partially offset by favorable benefits for the release of uncertain tax positions and foreign income taxed at lower rates.

For 2022, the Company’s effective tax rate was 27.2 percent, compared to an effective tax rate of 23.4 percent for 2021. The increase in effective tax rate was primarily the result of state and local income taxes and IRS audit adjustments, including recognition of a deferred tax liability for earnings of various foreign entities, partially offset by increased benefits for the release of uncertain tax positions and foreign income taxed at lower rates. The 23.4 percent effective income tax rate for 2021 was unfavorably impacted by state and local income taxes and increases in uncertain tax positions that were partially offset by a favorable benefit for foreign income taxed at lower rates.

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

The components of net deferred tax assets (liabilities) as of December 31, 2023 and December 25, 2022 were as follows:

(U.S. Dollars presented in millions)	2023	2022
Deferred tax assets:
Compensation and benefits	$15.9	$14.6
Other accrued expenses	14.7	15.9
Accounts receivable	12.5	18.8
Operating lease liabilities	11.0	14.6
Capitalized inventories	4.2	6.0
Net operating loss and other tax carryforwards	3.2	2.4
Defined benefit plans	1.1	2.4
Valuation allowance	(1.0)	(1.2)
Other	8.7	4.6
Total deferred tax assets	70.3	78.1
Deferred tax liabilities:
Intangible assets	(114.3)	(118.0)
Fixed assets	(22.0)	(25.3)
Operating lease assets	(10.5)	(14.0)
Prepaid marketing	(3.0)	(4.1)
Unremitted earnings of foreign subsidiaries	—	(0.2)
Other	(0.4)	(2.2)
Total deferred tax liabilities	(150.2)	(163.8)
Net deferred tax liability	$(79.9)	$(85.7)

Deferred taxes were classified in the Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022 as follows:

(U.S. Dollars presented in millions)	2023	2022
Other assets	$3.7	$1.6
Deferred income taxes	(83.6)	(87.3)
Net deferred tax liability	$(79.9)	$(85.7)

As of December 31, 2023 and December 25, 2022, the Company had deferred tax assets related to net operating losses and other tax credit carryforwards of $3.2 million and $2.4 million, respectively. The net operating losses expire between 2024 and 2043, and the tax credit carryforwards expire between 2029 and 2032.

The Company evaluated its ability to realize tax benefits associated with deferred tax assets and concluded, based on all available positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets are not expected to be realized. Accordingly, a valuation allowance of $1.0 million and $1.2 million as of December 31, 2023 and December 25, 2022, respectively, was recorded to reduce the deferred tax assets related to the net operating losses and tax credit carryforwards.

A reconciliation of the Company’s gross change in UTBs, including accrued interest and penalties, is as follows:

(U.S. Dollars presented in millions)	2023	2022	2021
Unrecognized tax benefits—beginning of year	$1.2	$20.2	$21.5
Gross additions—current year tax positions	—	0.1	0.1
Gross additions—prior year tax positions	—	—	0.1
Gross reductions—prior year tax positions	(0.3)	(17.8)	(1.5)
Gross reductions—settlements with taxing authorities	—	(1.3)	—
Unrecognized tax benefits—end of year	$0.9	$1.2	$20.2
Unrecognized tax benefits—accrued interest and penalties	0.7	0.5	3.0
Gross unrecognized tax benefits	$1.6	$1.7	$23.2

In the fourth quarter of 2023, the Company released $0.3 million of prior year tax positions due to statute of limitations. In the third quarter of 2022, the IRS completed its examination of the Company’s tax filings for 2017 and 2018. As a result of closing the IRS examination and other changes to UTBs, the Company realized a $19.0 million net reduction in UTBs, which was partially offset by related tax expenses to adjust current and deferred income tax liabilities. As a result of the IRS audit, the Company is now recognizing a deferred tax liability for various foreign entities whose income is currently includable for U.S. federal income tax purposes.

Post-Separation, liabilities related to UTBs, including interest and penalties, are reported as a liability within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be legally liable for UTBs. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2023, the Company recognized interest and penalty expense of approximately $0.2 million. In both 2022 and 2021, the Company recognized interest and penalty expenses of approximately $0.1 million.

The amount of UTBs that, if recognized as of December 31, 2023, would affect the Company’s effective tax rate is $0.9 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $0.4 million to $0.9 million primarily as a result of the conclusion of U.S. federal, state, and foreign income tax proceedings or expiration of the relevant statute of limitations.

As of December 31, 2023, the Company believed that it is more-likely-than-not that the tax positions it has taken would be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, interest and/or penalty assessments.

For pre-Separation periods, the Company’s federal income tax returns, and various state income tax returns that included operations of the Company, were filed by Fortune Brands and remain open and subject to examination for tax years after 2018. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2018 and Mexico for years after 2017.

As of December 31, 2023, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. There was no material deferred tax expense recorded for foreign and state tax costs associated with the future remittance of these undistributed earnings. Accordingly, the Company’s foreign earnings are subject to the general presumption of APB 23, including the 100 percent dividends-received deduction and previously taxed income components.

Income taxes paid directly to taxing authorities, net of refunds received, were $68.5 million, $10.3 million, and $15.3 million during the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively. Prior to the Separation in 2022, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf.

14.    Pension and Other Postretirement Plans
We have a defined benefit pension plan in the United States covering many of the Company’s associates. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. Service cost for 2023 and 2022 relates to benefit accruals for an associate group in Mexico who receive statutorily-mandated retiree health and welfare benefits. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an associate acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an associate’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements.

During 2023, the Board of Directors of MasterBrand, Inc. approved a plan to terminate the defined benefit pension plan. The termination and settlement process, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to take up to 24 months to complete, subject to receipt of customary regulatory approvals. During 2024, the Company expects to offer a lump-sum benefit payout option to certain plan participants. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company.

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

(U.S. Dollars presented in millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$128.9	$173.3	$3.2	$3.5
Service cost	—	—	0.5	0.5
Interest cost	6.5	5.1	0.3	0.3
Actuarial loss (gain)	7.9	(41.1)	0.5	0.4
Benefits paid	(7.7)	(8.4)	(0.2)	(0.9)
Settlements/Curtailments gain	—	—	(0.2)	(0.6)
Projected benefit obligation at end of year	$135.6	$128.9	$4.1	$3.2
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$135.6	$128.9	$2.9	$2.3
Change in Plan Assets
Fair value of plan assets at beginning of year	$119.4	$166.2	$—	$—
Actual return on plan assets	11.3	(39.5)	—	—
Employer contributions	8.1	1.1	1.0	0.9
Benefits paid	(7.7)	(8.4)	(1.0)	(0.9)
Fair value of plan assets at end of year	$131.1	$119.4	$—	$—
Funded status (Fair value of plan assets less PBO)	$(4.5)	$(9.5)	$(4.1)	$(3.2)

For the year ended December 31, 2023, the actuarial loss is primarily due to declining discount rates and the decision to terminate the plan, which resulted in the adoption of plan termination assumptions that results in an increase to the liability. These liability losses were offset slightly by asset returns greater than expected. For the year ended December 25, 2022, the actuarial gain is primarily a result of the difference in the expected long-term rate of return compared to the actual return on plan assets.

The accumulated benefit obligation exceeds the fair value of the pension plan assets. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(U.S. Dollars presented in millions)	December 31, 2023	December 25, 2022	December 31, 2023	December 25, 2022
Current liabilities	$(0.1)	$(0.1)	$(0.6)	$(0.4)
Noncurrent liabilities	(4.4)	(9.4)	(3.5)	(2.8)
Net amount recognized	$(4.5)	$(9.5)	$(4.1)	$(3.2)
As of December 31, 2023, we utilized the Society of Actuaries’ base MP-2021 mortality projection scale without adjustment, resulting in an immaterial increase in plan benefit obligation and ongoing expenses. As of December 25, 2022, we utilized an aggregate Pri-2012 mortality table with the Society of Actuaries’ MP-2021 projection scale and an adjustment to reflect increased rates of mortality subsequent to the Society of Actuaries’ MP-2021 projection scale, resulting in an immaterial decrease in plan benefit obligation and ongoing expenses.

The amounts in accumulated other comprehensive loss on the Consolidated Balance Sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In U.S. Dollars in millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 26, 2021	$7.2	$0.4
Recognition of actuarial loss	(0.2)	(0.4)
Current year actuarial loss	5.8	0.3
Current year net actuarial gain due to curtailment	—	(0.3)
Net actuarial loss at December 25, 2022	$12.8	$—
Recognition of actuarial loss	(2.9)	(0.3)
Current year actuarial loss	3.6	0.5
Net actuarial loss at December 31, 2023	$13.5	$0.2
Components of net periodic cost (benefit) were as follows:

Components of Net Periodic Cost (Benefit)	Pension Benefits			Postretirement Benefits
(U.S. Dollars presented in millions)	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$0.5	$0.5	$0.4
Interest cost	6.5	5.1	4.7	0.3	0.3	0.2
Expected return on plan assets	(7.1)	(7.3)	(7.5)	—	—	—
Recognition of actuarial losses	2.9	0.2	—	—	0.7	0.2
Settlement/Curtailment loss/(gain)	—	—	—	0.3	(0.3)	—
Net periodic cost (benefit)	$2.3	$(2.0)	$(2.8)	$1.1	$1.2	$0.8

Assumptions	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average assumptions used to determine benefit obligations at balance sheet date:
Discount rate	4.8%	5.2%	3.0%	9.2%	9.5%	7.8%
Weighted-average assumptions used to determine net cost (benefit) for years ended:
Discount rate	5.2%	3.0%	2.7%	9.4%	8.9%	7.0%
Expected long-term rate of return on plan assets	3.8%	6.2%	4.5%	—%	—%	—%
Plan Assets
The fair value of the pension assets by major category of plan assets as of December 31, 2023 and December 25, 2022 were as follows:

(U.S. Dollars presented in millions)	Total as of balance sheet date
	2023	2022
Collective trusts:
Cash and cash equivalents	$23.2	$5.4
Equity	28.5	31.0
Fixed income	73.6	76.6
Multi-strategy hedge funds	3.0	3.4
Real estate	2.8	3.0
Total	$131.1	$119.4
A reconciliation of Level 3 measurements was as follows:

	Group annuity/ insurance contracts
(U.S. Dollars presented in millions)	2023	2022
Beginning of year	$—	$4.8
Assets liquidated	—	(4.8)
End of year	$—	$—

Our defined benefit plan Master Trust owns a variety of investment assets. All of these investment assets, except for group annuity/insurance contracts which were liquidated during our 2022 fiscal year as shown in the table above, are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $131.1 million and $119.4 million as of December 31, 2023 and December 25, 2022, respectively, from the tabular fair value hierarchy disclosure.

The terms and conditions for redemptions vary for each class of the investment assets valued at net asset value per share as a practical expedient. Real estate assets may be redeemed quarterly with a 105 day redemption notice period. Investment assets in multi-strategy hedge funds have a 1-year lockup with a 95 day redemption notice period. Equity, fixed income and cash and cash equivalents have no specified redemption frequency and notice period and may be redeemed daily. As of December 31, 2023, we did not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

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

Our 2024 expected blended long-term rate of return on plan assets of 3.8 percent was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants. The asset allocation for plan investments has shifted to mirror the revised expected timing of the disbursement of plan assets in conjunction with the plan termination.

Estimated Future Retirement Benefit Payments
The following retirement benefit payments are expected to be paid by the respective plans:

(U.S. Dollars presented in millions)	Pension Benefits	Postretirement Benefits
2024	$47.6	$0.5
2025	$7.2	$0.5
2026	$7.2	$0.4
2027	$7.2	$0.4
2028	$7.1	$0.4
Years 2029-2033	$33.7	$2.5

Estimated future retirement benefit payments listed are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to certain participants.

Defined Contribution Plan Contributions
We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $18.2 million, $14.0 million, and $15.3 million in 2023, 2022 and 2021, respectively.
15.    Commitments
Purchase Obligations
Purchase obligations of the Company as of December 31, 2023 were $38.3 million, of which $25.6 million is due within one year. Purchase obligations include contracts for selling and administrative services and capital expenditures.

16.    Contingencies and Accrued Losses
Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended 2023, 2022 and 2021.

(U.S. Dollars presented in millions)	2023	2022	2021
Reserve balance at the beginning of the year	$11.2	$7.0	$5.5
Provision for warranties issued	32.7	39.6	28.1
Settlements made (in cash or in kind)	(31.0)	(35.4)	(26.6)
Reserve balance at end of year	$12.9	$11.2	$7.0

Litigation
The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, such costs or an unfavorable outcome could have a material impact on our consolidated results of operations.

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We have reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.
Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of December 31, 2023 and December 25, 2022.
17.    Stock-Based Compensation
Prior to the Separation, certain of Cabinets’ associates participated in stock-based compensation plans sponsored by Fortune Brands. In connection with the Separation, stock compensation awards granted under the Fortune Brands’ Long-Term Incentive Plans were adjusted as follows:

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

Subsequent to the Separation, certain of the Company’s associates participate in a stock-based compensation plan sponsored by MasterBrand, Inc. Our stock-based compensation plan, the MasterBrand, Inc. 2022 Long-Term Incentive Plan (the “Plan”), includes stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. As of December 31, 2023, approximately 9.7 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to existing awards under the Plan may be recycled back into the total numbers of shares available for issuance under the Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares of MasterBrand, Inc.

Stock-based compensation expense, including expense recognized under both the Fortune Brands’ Long-Term Incentive Plans and the MasterBrand, Inc. 2022 Long-Term Incentive Plan, was as follows:

(U.S. Dollars presented in millions)	2023	2022	2021
Performance awards	$1.2	$3.2	$2.3
Restricted stock units	15.6	6.2	6.2
Stock option awards	1.0	1.5	0.8
Total pre-tax expense	17.8	10.9	9.3
Tax benefit	4.2	3.0	2.0
Total after tax expense	$13.6	$7.9	$7.3

Compensation expense for 2022 included the recognition of $0.7 million of incremental compensation expense in the fourth quarter of 2022 resulting from the adjustment and substitution of Fortune Brands awards settled in MasterBrand, Inc. stock.

Performance Share Awards
Performance share awards were granted to officers and certain associates of the Company and represent the right to earn shares of MasterBrand, Inc. common stock based on the achievement of their company-wide non-GAAP performance conditions, including average adjusted return on net tangible assets and cumulative adjusted EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

Upon Separation, the progress against the targets for all outstanding performance share awards was projected as of the conclusion of our fiscal third quarter of 2022, and were converted into awards of Restricted Stock Units, and the vesting periods of the performance share awards were unaffected by the adjustment and substitution. The fair value of performance share awards that vested during 2022 was $1.5 million (245,111 shares, as converted to MasterBrand, Inc. common stock). As of December 25, 2022, there were no unvested performance share awards outstanding that had been awarded under the Fortune Brands’ Long-Term Incentive Plans.

During the first quarter of fiscal 2023, we granted 411,647 performance share awards. The following table summarizes activity with respect to performance share awards outstanding under the MasterBrand, Inc. Plan:

	Number of Performance Share Awards	Weighted- Average Grant- Date Fair Value
Non-vested at December 25, 2022	—	$—
Granted	411,647	$9.91
Vested	(9,332)	$10.71
Forfeited	—	$—
Non-vested at December 31, 2023	402,315	$9.92
The remaining unrecognized pre-tax compensation cost related to PSAs at December 31, 2023 was approximately $2.8 million (based on the current estimated probability of meeting performance targets), and the weighted-average period of time over which this cost will be recognized is 2.09 years. The fair value of PSAs that vested during 2023 was $0.1 million.

Restricted Stock Units
Restricted stock units (“RSUs”) have been granted to officers and certain associates of the Company and represent the right to receive shares of MasterBrand, Inc. common stock subject to continued employment through each vesting date. RSUs generally vest ratably over a three-year period (i.e., 1/3 vests on the 1st anniversary of the grant date, 1/3 vests on the 2nd anniversary of the grant date, and 1/3 vests on the 3rd anniversary of the grant date). In addition, certain associates can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each RSU granted by using the average of the high and low share prices on the date of grant.
The following table summarizes activity with respect to RSUs outstanding under the MasterBrand, Inc. Plan:

	Number of Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Non-vested at December 25, 2022	3,924,976	$8.98
Granted	1,254,704	$10.28
Vested	(1,019,865)	$9.19
Forfeited	(160,496)	$9.19
Non-vested at December 31, 2023	3,999,319	$9.32

The remaining unrecognized pre-tax compensation cost related to RSUs at December 31, 2023 was approximately $19.3 million, and the weighted-average period of time over which this cost will be recognized is 1.78 years. The fair value of RSUs that vested (including RSUs that had been awarded under the Fortune Brands’ Long-Term Incentive Plans that vested prior to the Separation) during 2023, 2022 and 2021 was $10.6 million, $6.1 million and $6.6 million, respectively.

Stock Option Awards
Stock options have been granted to officers and certain associates of the Company and represent the right to purchase shares of MasterBrand, Inc. common stock subject to continued employment through each vesting date. Stock options granted under the Plan generally vest over a three-year period and generally have a maturity of ten years from the grant date.

All stock-based compensation to associates is required to be measured at fair value and expensed over the requisite service period. We recognize compensation expense on awards on a straight-line basis over the requisite service period for the entire award.

MasterBrand, Inc. did not grant any stock options in fiscal 2023 or 2022, subsequent to the Separation. The fair value of MasterBrand, Inc. options granted in future periods will be estimated at the date of grant using a Black-Scholes option pricing model with assumptions for current expected dividend yield, expected volatility, risk-free interest rate, and an expected term.

A summary of MasterBrand, Inc. stock option activity for the year ended December 31, 2023 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 25, 2022	1,334,292	$9.36
Granted	—	$—
Exercised	—	$—
Expired/forfeited	—	$—
Outstanding at December 31, 2023	1,334,292	$9.36

Options outstanding and exercisable at December 31, 2023 were as follows:

	Options Outstanding(a)			Options Exercisable(b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$5.92 to $10.76	1,334,292	6.60	$9.36	1,022,298	$8.94
(a) At December 31, 2023, the aggregate intrinsic value of options outstanding was $7.3 million (as compared to $0.2 million at December 25, 2022).
(b) At December 31, 2023 the weighted-average remaining contractual life of options exercisable was 6.2 years (as compared to 6.7 years at December 25, 2022) and the aggregate intrinsic value of options exercisable was $6.0 million (as compared to $0.2 million at December 25, 2022.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2023 was $0.4 million, and the weighted-average period of time over which this cost will be recognized is 0.74 years. The fair value of options that vested (including stock options that had been awarded under the Fortune Brands’ Long-Term Incentive Plans that vested prior to the Separation) during the years ended 2023, 2022 and 2021 was $1.4 million, $0.8 million and $0.7 million, respectively. No options were exercised in 2023 or 2022. The intrinsic value of stock options exercised in 2021 was $2.6 million.
18.    Accumulated Other Comprehensive Loss
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 27, 2020	$2.8	$2.5	$(13.0)	$(7.7)
Amounts classified into accumulated other comprehensive (loss) income .	(0.9)	0.5	7.1	6.7
Amounts reclassified into earnings	—	(2.9)	—	(2.9)
Net current period other comprehensive (loss) income	(0.9)	(2.4)	7.1	3.8
Balance at December 26, 2021	$1.9	$0.1	$(5.9)	$(3.9)
Amounts classified into accumulated other comprehensive (loss) income	(9.9)	7.2	(4.5)	(7.2)
Amounts reclassified into earnings	—	(4.5)	1.1	(3.4)
Net current period other comprehensive (loss) income	(9.9)	2.7	(3.4)	(10.6)
Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive (loss) income.	12.1	9.6	(3.1)	18.6
Amounts reclassified into earnings	—	(10.2)	2.4	(7.8)
Net current period other comprehensive (loss) income	12.1	(0.6)	(0.7)	10.8
Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)

The amounts recorded in accumulated other comprehensive loss for the years ended December 31, 2023, December 25, 2022, and December 26, 2021 were as follows:

(U.S. Dollars presented in millions)
Details about Accumulated Other Comprehensive Loss Components	2023	2022	2021

Foreign currency translation adjustments	$12.1	$(9.9)	$(0.9)
	—	—	—	Tax expense
	$12.1	$(9.9)	$(0.9)	Net of tax
Cash flow hedges
Unrealized holding gains arising during period	$9.6	$7.2	$0.5
	—	—	—	Tax expense
	$9.6	$7.2	$0.5	Net of tax
Pension and Other Postretirement Plans items
Net actuarial (losses) gains arising during period	$(4.1)	$(6.1)	$9.4
	1.0	1.6	(2.3)	Tax benefit (expense)
	$(3.1)	$(4.5)	$7.1	Net of tax

Total amounts recorded in accumulated other comprehensive loss for the period	$18.6	$(7.2)	$6.7	Net of tax
The reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2023, December 25, 2022, and December 26, 2021 were as follows:

(U.S. Dollars presented in millions)
Details about Accumulated Other Comprehensive Loss Components	2023	2022	2021	Affected Line Item in the Consolidated Statements of Income
Cash flow hedges
Reclassification adjustment for gains included in net income	$(10.2)	$(4.5)	$(2.9)	Cost of products sold
	—	—	—	Tax expense
	$(10.2)	$(4.5)	$(2.9)	Net of tax
Pension and Other Postretirement Plans items
Amortization of net actuarial loss and curtailment	$3.2	$1.7	$—	Other expense, net
	(0.8)	(0.6)	—	Tax benefit
	$2.4	$1.1	$—	Net of tax

Total reclassifications for the period	$(7.8)	$(3.4)	$(2.9)	Net of tax

19.    Stock Repurchase Program
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
During fiscal 2023 we repurchased 1,874,806 shares of our common stock under this program at a cost of approximately $22.0 million, or an average of $11.73 per share. As of December 31, 2023, $28.0 million remained authorized for purchase under our stock repurchase program.

20.    Related Party Transactions
The accompanying financial statements are presented on a consolidated basis as the company is a standalone public company. Certain information from prior to the Separation on December 14, 2022 was derived from Fortune Brands consolidated financial statements and accounting records. Transactions between MasterBrand and Fortune Brands prior to the Separation have been presented as related party transactions in the accompanying consolidated financial statements. After the Separation, Fortune Brands is not considered a related party of MasterBrand, Inc.

Fortune Brands performed, and continues to perform in some areas as part of a transitional services agreement, certain corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services on behalf of the Company. The expenses associated with these functions have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, associate headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the 2022 and 2021 years were $92.5 million and $62.0 million, respectively, and such amounts are primarily included within selling, general and administrative expenses in the Consolidated Statements of Income. These amounts include costs of $72.4 million and $42.3 million for the 2022 and 2021 years, respectively, that were not historically allocated to us as part of Fortune Brands’ normal periodic management reporting process. We consider the expense methodology and resulting allocation to be reasonable for all periods presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the periods presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our associates and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.

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

Stock-Based Compensation
Prior to the Separation, our associates participated in Fortune Brands stock-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, and selling, general and administrative expenses in the consolidated statements of income. Prior to the Separation, stock-based compensation costs related to our associates for 2022 and 2021 were $10.9 million and $9.3 million, respectively. All of these amounts, except for $0.7 million of incremental compensation expense recognized in the fourth quarter of 2022, as described in Note 17, "Stock-Based Compensation," are included within the total expenses allocated, as noted above.

Related Party Sales
There were no material sales to or from Fortune Brands or its subsidiaries for any of the periods presented.

Balances Due to and From Related Parties
Prior to Separation, the related party note receivable balance was the amount owed to the Company and its subsidiaries from Fortune Brands. We had written interest-bearing loan agreements in place with Fortune Brands. The receivable balance consisted of excess cash remitted to the Parent’s cash pooling arrangements, net of expenses incurred by us which were paid for by Fortune Brands. The loan agreements were to mature on April 14, 2026, but all amounts under these agreements were settled prior to the Separation. The receivable balance earned interest at a rate in-line with the Fortune Brands’ short-term borrowing rate, which was between 0.95 percent and 4.80 percent during 2022.
Prior to Separation, the related party note payable balance was a note payable between a subsidiary of the Company and Fortune Brands. The balance comprised of a revolving loan that was due at the maturity of the agreement on April 15, 2026, but was settled prior to the Separation. The note bore interest at rates ranging between 1.20 percent and 5.05 percent during 2022.
The Company received interest income on related party receivables of $14.4 million and $5.2 million for 2022 and 2021, respectively. Additionally, the Company incurred interest expense on intercompany payables and notes of $1.5 million and $0.6 million for 2022 and 2021, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MasterBrand, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MasterBrand, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and December 25, 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing after Item 16 and the signatures, (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Quantitative Impairment Tests – Certain Indefinite-Lived Tradenames
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames balance was $184.2 million as of December 31, 2023, which included two tradenames with remaining carrying values of $46.2 million and $19.1 million, for which a quantitative impairment test was performed. Management reviews indefinite-lived tradenames for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived tradename exceeds its fair value. Management first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that an intangible asset is impaired, management performs a quantitative impairment test. Management may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. Fair value is measured by management using the relief-from-royalty approach. Significant assumptions inherent in estimating fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the quantitative impairment test for certain tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, market-participant discount rates and assumed royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived tradename impairment tests, including controls over the valuation of the Company’s indefinite-lived tradenames. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the two tradenames requiring a quantitative annual impairment test, (ii) evaluating the appropriateness of the relief-from-royalty approach; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, market-participant discount rates, and assumed royalty rates. Evaluating management’s significant assumptions related to forecasted revenue growth rates and assumed royalty rates involved evaluating whether the significant assumptions used by management were reasonable considering, (i) the current and past performance of the business associated with the tradenames; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief-from-royalty approach and (ii) the reasonableness of the assumed market-participant discount rate and royalty rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 27, 2024

We have served as the Company's auditor since 2021.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    Other Information
During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC.

CODE OF ETHICS
Information regarding the Company’s code of conduct and ethics is available on the Company’s website at https://www.masterbrand.com. To access this information, first click on “Investors”, then click on “Governance” and then click on "Governance Documents" on the Company’s website. Then, select the “Code of Business Conduct and Ethics” and “Code of Ethics for Senior Financial Officers” links.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
Page
Reference
1. Consolidated Financial Statements

Consolidated Statements of Income for the years ended December 31, 2023, December 25, 2022, & December 26, 2021	43

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 25, 2022, & December 26, 2021	44

Consolidated Balance Sheets at December 31, 2023 & December 25, 2022	45

Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 25, 2022, & December 26, 2021	46

Consolidated Statements of Equity for the years ended December 31, 2023, December 25, 2022, & December 26, 2021	47

Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm (PCAOB ID Number: 238)	82

2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for cash discounts and sales allowances, customer program allowance and tax valuation allowance	90

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

3. Exhibits
The exhibits listed on the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Form	Date
2.1	Separation and Distribution Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
3.1	Corrected and Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective December 14, 2022	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
4.1	Description of Securities	Current Report on Form 10-K (File No. 001-41545)	March 10, 2023
10.1	Transition Services Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.2	Tax Allocation Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.3	Employee Matters Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.4	MasterBrand, Inc. 2022 Long-Term Incentive Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.5	MasterBrand, Inc. Annual Executive Incentive Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.6	Form of Severance and Change of Control Agreement*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.7	MasterBrand, Inc. Deferred Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.8	Credit Agreement among MasterBrand, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein, dated November 18, 2022 (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
24.1	Power of Attorney (included as part of the page titled “Signatures”)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)
97	Dodd-Frank Clawback Policy, effective September 6, 2023 (x)
101.INS	XBRL Instance Document (x)
101.SCH	XBRL Taxonomy Extension Schema Document (x)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (x)
101.DEF	XBRL Taxonomy Extension Definition
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (x)
101.LAB	XBRL Taxonomy Extension Label
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Management contract or compensatory plan or arrangement.
(x) Filed herewith.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 2/27/2024	MasterBrand, Inc.

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President & Chief Executive Officer

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

Signature	Title	Date

/s/ R. David Banyard, Jr.	President, Chief Executive Officer, & a Director	2/27/2024
R. David Banyard, Jr.	(Principal Executive Officer)

/s/ Andrea H. Simon	Executive Vice President & Chief Financial Officer	2/27/2024
Andrea H. Simon	(Principal Financial Officer)

/s/ Mark A. Young	Vice President & Chief Accounting Officer	2/27/2024
Mark A. Young	(Principal Accounting Officer)

/s/ David D. Petratis	Non-Executive Chairman of the Board	2/27/2024
David D. Petratis*

/s/ Juliana L. Chugg	Director	2/27/2024
Juliana L. Chugg*

/s/ Robert C. Crisci	Director	2/27/2024
Robert C. Crisci*

/s/ Ann Fritz Hackett	Director	2/27/2024
Ann Fritz Hackett*

/s/ Jeffery S. Perry	Director	2/27/2024
Jeffery S. Perry*

Schedule II Valuation and Qualifying Accounts
For the years ended December 31, 2023, December 25, 2022 and December 26, 2021

(U.S. Dollars presented in millions)	Balance at Beginning of Period	Charges(a)	Write-offs and Deductions(b)	Balance at End of Period
2023:
Allowance for cash discounts and sales allowances	$5.6	$73.5	$74.2	$4.9
Customer program allowance	58.3	146.5	161.8	43.0
Valuation allowance for deferred tax assets	1.2	(0.2)	—	1.0
2022:
Allowance for cash discounts and sales allowances	$5.6	$85.2	$85.2	$5.6
Customer program allowance	55.3	141.0	138.0	58.3
Valuation allowance for deferred tax assets	1.2	—	—	1.2
2021:
Allowance for cash discounts and sales allowances	$5.9	$66.5	$66.8	$5.6
Customer program allowance	37.2	157.1	139.0	55.3
Valuation allowance for deferred tax assets	1.3	(0.1)	—	1.2
(a)Charges related to the allowance for cash discounts and sales allowances and the customer program allowance are classified as a reduction in net sales. Charges related to the valuation allowance for deferred tax assets are classified as income tax expense.
(b)Net of immaterial foreign currency impact.