Form 10-Q
period 2024-03-31
MasterBrand, Inc.
filed 2024-05-08
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 127,003,405 shares of common stock as of May 3, 2024.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	March 31, 2024	March 26, 2023
NET SALES	$638.1	$676.7
Cost of products sold	433.4	472.1
GROSS PROFIT	204.7	204.6
Selling, general and administrative expenses	137.8	135.3
Amortization of intangible assets	3.7	4.0
Restructuring charges (adjustments)	0.4	(0.4)
OPERATING INCOME	62.8	65.7
Interest expense	14.1	17.4
Other (income) expense, net	(0.3)	0.4
INCOME BEFORE TAXES	49.0	47.9
Income tax expense	11.5	12.9
NET INCOME	$37.5	$35.0
Average Number of Shares of Common Stock Outstanding
Basic	127.0	128.2
Diluted	130.5	129.5
Earnings Per Common Share
Basic	$0.30	$0.27
Diluted	$0.29	$0.27

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
NET INCOME	$37.5	$35.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1.1)	(0.2)
Unrealized gains on derivatives:
Unrealized holding gains arising during period	1.8	2.6
Less: reclassification adjustment for gains included in net income	(0.5)	(2.4)
Unrealized gains on derivatives	1.3	0.2
Other comprehensive income, before tax	0.2	—
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	0.2	—
COMPREHENSIVE INCOME	$37.7	$35.0
See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$153.7	$148.7
Accounts receivable, net	224.4	203.0
Inventories	247.9	249.8
Other current assets	76.5	75.7
TOTAL CURRENT ASSETS	702.5	677.2
Property, plant and equipment, net of accumulated depreciation	353.3	356.6
Operating lease right-of-use assets, net of accumulated amortization	59.9	60.1
Goodwill	924.3	925.1
Other intangible assets, net of accumulated amortization	330.9	335.5
Other assets	29.2	27.2
TOTAL ASSETS	$2,400.1	$2,381.7
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$163.6	$151.4
Current portion of long-term debt	26.9	17.6
Current operating lease liabilities	16.3	16.1
Other current liabilities	133.6	164.3
TOTAL CURRENT LIABILITIES	340.4	349.4
Long-term debt	681.1	690.2
Deferred income taxes	81.9	83.6
Pension and other postretirement plan liabilities	8.3	7.9
Operating lease liabilities	45.8	46.3
Other non-current liabilities	13.6	10.5
TOTAL LIABILITIES	1,171.1	1,187.9
Contingencies and Accrued Losses (Note 13)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 129.9 million issued and 127.2 million outstanding as of March 31, 2024; 129.1 million issued and 126.8 million outstanding as of December 31, 2023)	1.3	1.3
Paid-in capital	22.1	17.8
Treasury stock, at cost	(32.9)	(26.1)
Accumulated other comprehensive loss	(3.5)	(3.7)
Retained earnings	1,242.0	1,204.5
TOTAL EQUITY	1,229.0	1,193.8
TOTAL LIABILITIES AND EQUITY	$2,400.1	$2,381.7

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
OPERATING ACTIVITIES
Net income	$37.5	$35.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.2	11.3
Amortization of intangibles	3.7	4.0
Restructuring charges, net of cash payments	(0.8)	(10.4)
Amortization of finance fees	0.5	0.5
Stock-based compensation	4.3	4.9
Changes in operating assets and liabilities:
Accounts receivable	(21.7)	14.1
Inventories	1.6	23.3
Other current assets	1.3	(2.0)
Accounts payable	10.2	(16.9)
Accrued expenses and other current liabilities	(29.6)	(14.6)
Other items	(0.5)	12.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	18.7	62.1
INVESTING ACTIVITIES
Capital expenditures(a)	(7.0)	(2.9)
Proceeds from the disposition of assets	—	0.2
NET CASH USED IN INVESTING ACTIVITIES	(7.0)	(2.7)
FINANCING ACTIVITIES
Issuance of long-term and short-term debt	—	40.0
Repayments of long-term and short-term debt	—	(79.6)
Repurchase of common stock	(1.6)	—
Payments of employee taxes withheld from share-based awards	(4.9)	(2.8)
Other items	(0.6)	(0.3)
NET CASH USED IN FINANCING ACTIVITIES	(7.1)	(42.7)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(1.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$5.0	$15.2
Cash and cash equivalents at beginning of period	$148.7	$101.1
Cash and cash equivalents at end of period	$153.7	$116.3
(a)Capital expenditures of $4.1 million and $2.0 million that have not been paid as of March 31, 2024 and March 26, 2023, respectively, were excluded from the condensed consolidated statements of cash flows.

See notes to consolidated financial statements.

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	35.0	35.0
Other comprehensive income	—	—	—	—	—	—	—
Stock-based compensation	0.5	—	4.9	(2.7)	—	—	2.2
Balance at March 26, 2023	128.5	$1.3	$4.9	$(2.8)	$(14.5)	$1,057.5	$1,046.4

Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	37.5	37.5
Other comprehensive income	—	—	—	—	0.2	—	0.2
Stock-based compensation	0.5	—	4.3	(4.9)	—	—	(0.6)
Stock repurchase program	(0.1)	—	—	(1.9)	—	—	(1.9)
Balance at March 31, 2024	127.2	$1.3	$22.1	$(32.9)	$(3.5)	$1,242.0	$1,229.0
See notes to consolidated financial statements.

MasterBrand, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Principles of Consolidation

Background MasterBrand, Inc. is a leading manufacturer of residential cabinets in North America with a portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. References to “MasterBrand,” “the Company,” “we,” “our” and “us” refer to MasterBrand, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Basis of Presentation Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Our fiscal 2024 will consist of 52 weeks ending on December 29, 2024, while our fiscal 2023 consisted of 53 weeks ended on December 31, 2023.

The condensed consolidated balance sheet as of March 31, 2024, as well as the related condensed consolidated statements of income, comprehensive income, cash flows, and equity for the thirteen weeks ended March 31, 2024 and the thirteen weeks ended March 26, 2023 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our audited consolidated financial statements and notes. The 2023 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Tornado at Jackson, GA Production Facility On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company’s assets that suffered loss or damage, provided business interruption coverage, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered. For the thirteen weeks ended March 26, 2023, the Company incurred expenses of $9.4 million solely related to damages caused by the tornado, and no additional expenses were incurred throughout the remainder of fiscal 2023. These expenses included compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. During fiscal 2023, we received $7.4 million of insurance proceeds for direct costs caused by the tornado, of which no amounts were received during the thirteen weeks ended March 26, 2023. Both the expenses and insurance recoveries were recorded as a component of cost of products sold in the condensed consolidated statements of income. Upon receipt of the final insurance proceeds in our fourth quarter of fiscal 2023, we considered this claim to be closed.

2. Recently Issued Accounting Standards

Accounting Standards Issued and Adopted
There are no recently issued accounting pronouncements that we have adopted and which have had a material effect on our results of operations, cash flows or financial condition.
Accounting Standards Issued, But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $1.8 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen weeks ended March 31, 2024 and March 26, 2023.

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
Net Sales by Channel(a)
Dealers(b)	$315.0	$346.8
Retailers(c)	242.9	258.5
Builders (d)	80.2	71.4
Net sales	$638.1	$676.7
Net Sales by Shipping Location
United States	$608.2	$643.4
Canada	25.2	30.2
Mexico	4.7	3.1
Net sales	$638.1	$676.7
a)Net sales by channel presented for the thirteen weeks ended March 26, 2023 have been reclassified to conform with the new format of this table, which is intended to provide a consolidated view of our net sales by channel and shipping location. Prior to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, net sales by channel was presented for our domestic sales only.
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

The following table summarizes the activity for the thirteen weeks ended March 31, 2024 and March 26, 2023:

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
Beginning balance	$4.6	$11.6
Bad debt provision	—	0.4
Uncollectible accounts written off, net of recoveries	(0.9)	(3.5)
Ending balance	$3.7	$8.5

4. Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen weeks ended March 31, 2024 and March 26, 2023:

	13 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	March 31, 2024	March 26, 2023
Numerator:
Numerator for basic and diluted earnings per share - Net income	$37.5	$35.0
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.0	128.2
Effect of dilutive securities - stock-based awards	3.5	1.3
Denominator for diluted earnings per share - weighted average shares outstanding	130.5	129.5
Earnings per share:
Basic	$0.30	$0.27
Diluted	$0.29	$0.27

Approximately 1.0 million and 2.4 million shares were excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively, because their inclusion would have been anti-dilutive.

5. Balance Sheet Information
Supplemental information on our balance sheets is as follows:

(U.S. Dollars presented in millions)	March 31, 2024	December 31, 2023
Inventories:
Raw materials and supplies	$164.8	$175.1
Work in process	24.6	25.1
Finished products	58.5	49.6
Total inventories	$247.9	$249.8
Property, plant and equipment:
Land and improvements	$31.9	$31.8
Buildings and improvements to leaseholds	309.7	304.0
Machinery and equipment	558.0	551.9
Construction in progress	32.2	36.6
Property, plant and equipment, gross	931.8	924.3
Less: accumulated depreciation	578.5	567.7
Property, plant and equipment, net of accumulated depreciation	$353.3	$356.6
Other current liabilities:
Accrued salaries, wages and other compensation	$34.4	$67.6
Accrued restructuring	0.6	1.4
Accrued income and other taxes	22.0	18.5
Accrued product warranties	11.6	12.9
Other accrued expenses	65.0	63.9
Total other current liabilities	$133.6	$164.3

6. Goodwill and Identifiable Intangible Assets
We had goodwill of $924.3 million and $925.1 million as of March 31, 2024 and December 31, 2023, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 31, 2023	$925.1
Q1 2024 translation adjustments	(0.8)
Balance at March 31, 2024	$924.3
The gross carrying value and accumulated amortization by class of intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$183.3	$—	$183.3	$184.2	$—	$184.2
Amortizable intangible assets
Tradenames	10.3	(10.3)	—	10.4	(10.4)	—
Customer and contractual relationships	363.0	(215.4)	147.6	363.6	(212.3)	151.3
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	384.3	(236.7)	147.6	385.0	(233.7)	151.3
Total identifiable intangibles	$567.6	$(236.7)	$330.9	$569.2	$(233.7)	$335.5

There were no impairments of goodwill or indefinite-lived assets for the thirteen weeks ended March 31, 2024. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen weeks ended March 31, 2024. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

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

We account for derivative instruments as follows:

•Derivative instruments that are designated as cash flow hedges - The changes in the fair value of the derivative instrument are reported in other comprehensive income and are recognized in the condensed consolidated statements of income when the hedged item affects earnings. In all periods presented, the recognized gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in cost of products sold on the condensed consolidated statements of income.
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, are recognized in other expense, net on the condensed consolidated statements of income.

•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the condensed consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and for the thirteen weeks ended March 31, 2024 and March 26, 2023, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 31, 2024 was $81.8 million, representing a net settlement asset of $3.8 million. Based on foreign exchange rates as of March 31, 2024, we estimate that the $3.5 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of March 31, 2024 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were:

(U.S. Dollars presented in millions)	Location	March 31, 2024	December 31, 2023
Assets:
Foreign exchange contracts	Other current assets	$3.9	$3.0
	Total assets	$3.9	$3.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.1	$0.1
	Total liabilities	$0.1	$0.1

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive income for the thirteen weeks ended March 31, 2024 and March 26, 2023 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
	13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
Foreign exchange contracts:
Unrealized holding gains arising during period	$1.8	$2.6
Less: reclassification adjustment for gains included in net income	(0.5)	(2.4)
Unrealized gains on derivatives	$1.3	$0.2

The effects of fair value hedging financial instruments included in other (income) expense, net on the condensed consolidated statements of income for the thirteen weeks ended March 31, 2024 and March 26, 2023 were:

	Amount of Gain (Loss) Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
Foreign exchange contracts:
Hedged items	$0.1	$1.1
Derivatives designated as hedging instruments	—	(2.5)
Net gains (losses) recognized in earnings	$0.1	$(1.4)

8. Fair Value Measurements
ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 8, "Goodwill and Identifiable Intangible Assets," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	March 31, 2024	December 31, 2023
Assets:
Derivative asset financial instruments (Level 2)	$3.9	$3.0
Deferred compensation program assets (Level 2)	8.9	5.5
Total assets	$12.8	$8.5
Liabilities:
Derivative liability financial instruments (Level 2)	$0.1	$0.1

9. Debt
The following table provides a summary of the Company’s debt as of March 31, 2024 and December 31, 2023, including the carrying value of the debt less debt issuance costs:

	March 31, 2024		December 31, 2023
(U.S. Dollars presented in millions)	Current	Long-term	Current	Long-term
Revolving credit facility due November 2027	$—	$—	$—	$—
Term loan due November 2027	28.1	684.4	18.8	693.7
	28.1	684.4	18.8	693.7
Less: Unamortized debt issuance costs	(1.2)	(3.3)	(1.2)	(3.5)
Total	$26.9	$681.1	$17.6	$690.2

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

During the thirteen weeks ended September 24, 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. We did not make any additional term loan payments during the fourth quarter of fiscal 2023 or the first quarter of fiscal 2024, and as of March 31, 2024 we are paid in advance for our next scheduled quarterly payment due during the second quarter of 2024. Total amounts outstanding under the term loan as of both March 31, 2024 and December 31, 2023 were $712.5 million. The revolving credit facility was paid in full during the third quarter of fiscal 2023. The revolving credit facility did not have an outstanding balance as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the Company had $477.3 million of availability under its revolving credit facility, which consists of our $500.0 million revolving credit facility less outstanding letters of credit.

Interest rates under these facilities are variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s net leverage ratio, as measured by net leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The net leverage ratio may not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. As of March 31, 2024, the net leverage ratio may not exceed 3.5 to 1.0. The Company also is required to maintain a minimum interest coverage ratio, defined as Consolidated EBITDA compared to consolidated interest expense, of 3.0 to 1.0.

The Company’s 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The Company was in compliance with all of its debt covenants as of March 31, 2024 and December 31, 2023.

Interest paid on debt was $14.1 million and $17.4 million for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.

10. Restructuring Charges (Adjustments)
For the thirteen weeks ended March 31, 2024, we recognized restructuring charges of $0.4 million. For the thirteen weeks ended March 26, 2023, we recognized $0.4 million of adjustments to our restructuring liability.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at December 31, 2023	Provision	Cash Expenditures(a)	Balance at March 31, 2024
Workforce reduction costs	$1.3	$0.1	$(0.9)	$0.5
Other	0.1	0.3	(0.3)	0.1
	$1.4	$0.4	$(1.2)	$0.6

(U.S. Dollars presented in millions)	Balance at December 25, 2022	Provision	Cash Expenditures(a)	Balance at March 26, 2023
Workforce reduction costs	$15.3	$(1.1)	$(9.3)	$4.9
Other	0.1	0.7	(0.7)	0.1
	$15.4	$(0.4)	$(10.0)	$5.0
(a) Cash expenditures primarily related to severance charges.

11. Income Taxes

The effective income tax rates for the thirteen weeks ended March 31, 2024, and March 26, 2023, were 23.5 percent and 26.9 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to the mix of earnings in jurisdictions with differing tax rates, the stock compensation windfall benefit for shares which vested, state and local income taxes and deferred tax liability for foreign earnings, partially offset by changes in foreign income inclusions with offsetting foreign tax credits.

The difference between our effective income tax rate for the thirteen weeks ended March 31, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits and nondeductible compensation partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 26, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to unfavorable changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, changes due to foreign tax return filings, recognition of a deferred tax liability for foreign earnings and the mix of earnings in jurisdictions with differing tax rates.

12. Pension and Other Postretirement Plans
We have a defined benefit pension plan in the United States covering many of the Company’s associates. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. The defined benefit pension plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. During 2023, the Board of Directors of MasterBrand approved a plan to terminate the defined benefit pension plan. The termination and settlement process, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to take up to 24 months to complete, subject to receipt of customary regulatory approvals. During 2024, the Company is offering a lump-sum benefit payout option to certain plan participants. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company.

The components of net periodic cost (benefit) for pension and other postretirement plans for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively, are as set forth in the tables below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic cost (benefit) are classified as other (income) expense, net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023	March 31, 2024	March 26, 2023
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.3	1.6	0.1	0.1
Expected return on plan assets	(1.0)	(1.8)	—	—
Net periodic cost (benefit)	$0.3	$(0.2)	$0.2	$0.2

13. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen weeks ended March 31, 2024 and March 26, 2023.

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
Reserve balance at the beginning of the period	$12.9	$11.2
Provision for warranties issued	5.4	9.1
Settlements made (in cash or in kind)	(6.7)	(8.1)
Reserve balance at the end of the period	$11.6	$12.2

Litigation

The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, such costs or an unfavorable outcome could have a material impact on our condensed consolidated results of operations, cash flows and financial condition.

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of March 31, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of March 31, 2024 and December 31, 2023.

14. Accumulated other comprehensive loss
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss for the thirteen weeks ended March 31, 2024 and March 26, 2023 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive (loss) income	(1.1)	1.8	—	0.7
Amounts reclassified into earnings	—	(0.5)	—	(0.5)
Net current period other comprehensive (loss) income	(1.1)	1.3	—	0.2
Balance at March 31, 2024	$3.0	$3.5	$(10.0)	$(3.5)

Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive (loss) income	(0.2)	2.6	—	2.4
Amounts reclassified into earnings	—	(2.4)	—	(2.4)
Net current period other comprehensive (loss) income	(0.2)	0.2	—	—
Balance at March 26, 2023	$(8.2)	$3.0	$(9.3)	$(14.5)

The amounts recorded in accumulated other comprehensive loss for the thirteen weeks ended March 31, 2024 and March 26, 2023 were as follows:

(U.S. Dollars presented in millions)	13 Weeks Ended
Details about Accumulated Other Comprehensive Loss Components	March 31, 2024	March 26, 2023

Foreign currency translation adjustments	$(1.1)	$(0.2)

Cash flow hedges
Unrealized holding gains arising during period	$1.8	$2.6
Tax expense	—	—
Net of tax	$1.8	$2.6

Total amounts recorded in accumulated other comprehensive loss for the period	$0.7	$2.4

The reclassifications out of accumulated other comprehensive loss for the thirteen weeks ended March 31, 2024 and March 26, 2023 were as follows:

(U.S. Dollars presented in millions)	13 Weeks Ended
Details about Accumulated Other Comprehensive Loss Components	March 31, 2024	March 26, 2023	Affected Line Item in the Consolidated Statements of Income
Cash flow hedges
Reclassification adjustment for gains included in net income	$(0.5)	$(2.4)	Cost of products sold
	—	—	Tax expense
	$(0.5)	$(2.4)	Net of tax

Total reclassifications for the period	$(0.5)	$(2.4)	Net of tax

15. Stock Repurchase Program
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

During the thirteen weeks ended March 31, 2024, we repurchased 104,000 shares of our common stock under this program. The shares were repurchased at a cost of approximately $1.9 million, or an average of $18.29 per share, during the thirteen weeks ended March 31, 2024. As of March 31, 2024, $26.1 million remained authorized for purchase under our stock repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could,” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 within Part I, Item 1A.

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
◦Our ability to develop new products or respond to changing consumer preferences and purchasing practices;
◦Our anticipated financial resources and capital spending;
◦Our ability to manage costs;
◦Our ability to effectively manage manufacturing operations, and capacity or an inability to maintain the quality of our products;
◦The impact of our dependence on third parties to source raw materials and our ability to obtain raw materials in a timely manner or fluctuations in raw material costs;
◦Our ability to accurately price our products;
◦Our projections of future performance, including future revenues, capital expenditures, gross margins, and cash flows;
◦The effects of competition and consolidation of competitors in our industry;
◦Costs of complying with evolving tax and other regulatory requirements and the effect of actual or alleged violations of tax, environmental or other laws;
◦The effect of climate change and unpredictable seasonal and weather factors;
◦Conditions in the housing market in the United States and Canada;
◦The expected strength of our existing customers and consumers and any loss or reduction in business from one or more of our key customers or increased buying power of large customers;
◦Information systems interruptions or intrusions or the unauthorized release of confidential information concerning customers, employees, or other third parties;
◦Worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis;
◦The effects of a public health crisis or other unexpected event; and
◦Other statements contained in this Quarterly Report on Form 10-Q regarding items that are not historical facts or that involve predictions.

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

•Basis of Presentation: This section provides a discussion of the basis on which our condensed consolidated financial statements were prepared.

•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the thirteen weeks ended March 31, 2024 as compared to March 26, 2023. Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2024,” or “fiscal 2024” refers to our 2024 fiscal year that is a 52-week period that will end on December 29, 2024; and (2) “2023,” or “fiscal 2023” refers to our 2023 fiscal year that was a 53-week period that ended on December 31, 2023. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the first quarter of 2024” refers to the thirteen week period that ended on March 31, 2024; and (2) “the first quarter of 2023” refers to the thirteen week period that ended on March 26, 2023.

•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our thirteen week period that ended on March 31, 2024 as compared to our thirteen week period that ended on March 26, 2023. This section also provides a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

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

Results of Operations
The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended March 31, 2024 compared to the thirteen weeks ended March 26, 2023.

Thirteen Weeks Ended March 31, 2024 Compared to the Thirteen Weeks Ended March 26, 2023

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	$ change	% change	March 26, 2023
NET SALES	$638.1	$(38.6)	(5.7)%	$676.7
Cost of products sold	433.4	(38.7)	(8.2)%	472.1
GROSS PROFIT	204.7	0.1	—%	204.6
Selling, general and administrative expenses	137.8	2.5	1.8%	135.3
Amortization of intangible assets	3.7	(0.3)	(7.5)%	4.0
Restructuring charges (adjustments)	0.4	0.8	n/m (1)	(0.4)
OPERATING INCOME	62.8	(2.9)	(4.4)%	65.7
Interest expense	14.1	(3.3)	(19.0)%	17.4
Other (income) expense, net	(0.3)	(0.7)	n/m (1)	0.4
INCOME BEFORE TAXES	49.0	1.1	2.3%	47.9
Income tax expense	11.5	(1.4)	(10.9)%	12.9
NET INCOME	$37.5	$2.5	7.1%	$35.0
___________
(1)Not meaningful.
Net sales
Net sales were $638.1 million for the thirteen weeks ended March 31, 2024 compared to $676.7 million for the thirteen weeks ended March 26, 2023, a decrease of $38.6 million, or 5.7 percent. The lower net sales, compared to the thirteen weeks ended March 26, 2023, were driven by lower average selling prices due primarily to trade down and promotional activity on flat year-over-year sales unit volume. The change in foreign currency during the thirteen weeks ended March 31, 2024 was comparable to the thirteen weeks ended March 26, 2023.

Cost of products sold
Cost of products sold decreased by $38.7 million, or 8.2 percent, to $433.4 million (67.9 percent of net sales) in the thirteen weeks ended March 31, 2024 as compared to $472.1 million (69.8 percent of net sales) in the thirteen weeks ended March 26, 2023. The lower cost of products sold was driven by realized savings from various cost reduction actions taken in the fourth quarter of 2022 and throughout 2023 and deflation in commodity costs and inbound transportation compared to the thirteen weeks ended March 26, 2023. Additionally, the thirteen weeks ended March 26, 2023 included $9.4 million of incremental costs related to the tornado that occurred at our Jackson, GA facility.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $2.5 million, or 1.8 percent, to $137.8 million (21.6 percent of net sales) in the thirteen weeks ended March 31, 2024 compared to $135.3 million (20.0 percent of net sales) in the thirteen weeks ended March 26, 2023. The increase in the thirteen weeks ended March 31, 2024 is primarily due to increased associate-related costs ($6.2 million), including salaries and incentive compensation. These increases are partially offset by lower distribution and commission costs ($3.9 million), as well as lower restructuring-related costs ($1.7 million), as we took actions in fiscal 2022 and 2023 to rightsize our manufacturing footprint to satisfy forecasted customer demand.

Restructuring charges (adjustments)
Restructuring charges were $0.4 million in the thirteen weeks ended March 31, 2024, which was comparable to restructuring (adjustments) of $0.4 million in the thirteen weeks ended March 26, 2023.

Interest expense
Interest expense was $14.1 million in the thirteen weeks ended March 31, 2024 as compared to $17.4 million in the thirteen weeks ended March 26, 2023, as strong cash from operations throughout fiscal 2023 was used, in part, to pay down our revolving credit facility and term loan.

Other (income) expense, net
Other income, net was $0.3 million in the thirteen weeks ended March 31, 2024, which was comparable to other expense, net of $0.4 million in the thirteen weeks ended March 26, 2023.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen week periods ended March 31, 2024 and March 26, 2023 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions, except percentages)	March 31, 2024	March 26, 2023
Income before taxes	$49.0	$47.9
Income tax expense	11.5	12.9
Effective tax rate	23.5%	26.9%

The effective income tax rates for the thirteen weeks ended March 31, 2024, and March 26, 2023, were 23.5 percent and 26.9 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to the mix of earnings in jurisdictions with differing tax rates, the stock compensation windfall benefit for shares which vested, state and local income taxes and deferred tax liability for foreign earnings, partially offset by changes in foreign income inclusions with offsetting foreign tax credits.

The difference between our effective income tax rate for the thirteen weeks ended March 31, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits and nondeductible compensation partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

The difference between our effective income tax rate for the thirteen weeks ended March 26, 2023, and the U.S. statutory rate of 21.0 percent primarily relates to unfavorable changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, changes due to foreign tax return filings, recognition of a deferred tax liability for foreign earnings and the mix of earnings in jurisdictions with differing tax rates.

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries.

Interest rates under these facilities are variable based on the SOFR at the time of the borrowing and our net leverage ratio, as measured by our Net Leverage to our Consolidated EBITDA. Net Leverage is defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA is defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The Net Leverage Ratio could not exceed 3.875 to 1.0 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.0 in January 2025. As of March 31, 2024, the net leverage ratio may not exceed 3.5 to 1.0. Interest rates can range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. We also are required to maintain a minimum Interest Coverage Ratio of 3.0 to 1.0. The Interest Coverage Ratio is defined as Consolidated EBITDA compared to consolidated interest expense.

Our 2022 Credit Agreement contains additional covenants which limit or preclude certain corporate actions based upon the measurement of certain financial covenant metrics. The $750.0 million Term Loan has quarterly required amortization payments, which began in March 2023. During the thirteen weeks ended September 24, 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. We did not make any additional term loan payments during the fourth quarter of fiscal 2023 or the first quarter of fiscal 2024, and as of March 31, 2024 we are paid in advance for our next scheduled quarterly payment due during the second quarter of 2024. These additional amortization payments, made possible due to the generation of strong operating cash flow, were made to reduce future interest expense and provide financial flexibility. The revolving credit facility was paid in full during the third quarter of fiscal 2023. The revolving credit facility did not have an outstanding balance as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the Company was in compliance with all financial covenants set forth in the 2022 Credit Agreement, and expects to remain in compliance for the foreseeable future.

As of March 31, 2024, we had $708.0 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.
Cash Flows
Below is a summary of cash flows for the thirteen weeks ended March 31, 2024 and March 26, 2023.

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 31, 2024	March 26, 2023
Net cash provided by operating activities	$18.7	$62.1
Net cash used in investing activities	(7.0)	(2.7)
Net cash used in financing activities	(7.1)	(42.7)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(1.5)
Net increase in cash and cash equivalents	$5.0	$15.2

Net cash provided by operating activities was $18.7 million in the first quarter of 2024 as compared to $62.1 million in the first quarter of 2023. Net cash provided by operating activities included net income of $37.5 million in the thirteen weeks ended March 31, 2024, as compared to net income of $35.0 million in the thirteen weeks ended March 26, 2023. In the first quarter of 2024, accounts receivable increased $21.7 million from the low fiscal 2023 ending balance resulting from strong cash collection efforts. In the first quarter of 2023, our accounts receivable decreased $14.1 million, as a result of improvements in our collection processes throughout 2023. In the first quarter of 2024, the movement in inventory was $1.6 million favorable, as compared to the first quarter of 2023, which had favorable movement in inventory of $23.3 million. In 2022, we executed an intentional build in inventory in the first half of the year in order to mitigate the impact of an uncertain and volatile global supply chain environment. The favorable inventory movement in the first quarter of 2023 reflects our efforts to more efficiently manage our inventory levels in the current supply chain environment, which have continued through the first quarter of 2024. Accounts payable was $10.2 million favorable in the thirteen weeks ended March 31, 2024 as compared to unfavorable accounts payable movement of $16.9 million in the thirteen weeks ended March 26, 2023 as a result of decreased purchasing levels aligned with our lower inventory levels. Accrued expenses and other current liabilities had an unfavorable impact of $29.6 million in the first quarter of 2024 compared to an unfavorable impact of $14.6 million in the first quarter of 2023. Both unfavorable impacts were primarily driven by the annual incentive compensation payouts related to the prior fiscal year.

Net cash used in investing activities was $7.0 million in the first quarter of 2024, compared to net cash used in investing activities of $2.7 million in the first quarter of 2023. The year-over-year increase is due to increased capital expenditures as compared to the prior year.

Net cash used in financing activities was $7.1 million in the thirteen weeks ended March 31, 2024, as compared to cash used of $42.7 million in the thirteen weeks ended March 26, 2023. The first quarter of 2023 included net payments on external debt of $39.6 million, as we used excess cash to pay down our revolving credit facility. No debt payments were made during the first quarter of 2024. The first quarter of 2024 also includes $1.6 million of stock repurchases made under the $50.0 million stock repurchase program authorized in the second quarter of 2023.

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

CRITICAL ACCOUNTING ESTIMATES
We prepare our condensed consolidated financial statements in conformity with GAAP. This requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Our critical accounting estimates requiring significant judgement that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Since the date of the Company’s most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of March 31, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 13, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Risk Factors” within Part I, Item 1A.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of common stock of the Company made during the thirteen week period ended March 31, 2024 by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs(1)
January 1, 2024 through January 28, 2024	—	$—	—	$28,003,421
January 29, 2024 through February 25, 2024	—	$—	—	$28,003,421
February 26, 2024 through March 31, 2024	104,000	$18.29	104,000	$26,101,150
Q1 2024 Total	104,000	$18.29	104,000

(1) On May 9, 2023, we announced our authorization of a stock repurchase program under which we may repurchase up to $50.0 million of MasterBrand common stock over a twenty-four month period at management’s discretion for general corporate purposes.

(2) Average price paid per share excludes commissions paid.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101.*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104.*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2024	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer