Form 10-Q
period 2024-06-30
MasterBrand, Inc.
filed 2024-08-07
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 127,069,255 shares of common stock as of August 2, 2024.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
NET SALES	$676.5	$695.1	$1,314.6	$1,371.8
Cost of products sold	445.5	458.9	878.9	931.0
GROSS PROFIT	231.0	236.2	435.7	440.8
Selling, general and administrative expenses	146.7	141.7	284.5	277.0
Amortization of intangible assets	3.7	4.0	7.4	8.0
Restructuring charges	2.8	3.1	3.2	2.7
OPERATING INCOME	77.8	87.4	140.6	153.1
Interest expense	20.6	17.2	34.7	34.6
Other (income) expense, net	(2.9)	0.5	(3.2)	0.9
INCOME BEFORE TAXES	60.1	69.7	109.1	117.6
Income tax expense	14.8	18.5	26.3	31.4
NET INCOME	$45.3	$51.2	$82.8	$86.2
Average Number of Shares of Common Stock Outstanding
Basic	127.0	128.4	127.0	128.3
Diluted	130.7	129.9	130.8	129.7
Earnings Per Common Share
Basic	$0.36	$0.40	$0.65	$0.67
Diluted	$0.35	$0.39	$0.63	$0.66

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
NET INCOME	$45.3	$51.2	$82.8	$86.2
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(10.7)	9.8	(11.8)	9.6
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains arising during period	(5.7)	3.9	(3.9)	6.5
Less: reclassification adjustment for gains included in net income	(0.8)	(3.1)	(1.3)	(5.5)
Unrealized (losses) gains on derivatives	(6.5)	0.8	(5.2)	1.0
Other comprehensive (loss) income, before tax	(17.2)	10.6	(17.0)	10.6
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive (loss) income, net of tax	(17.2)	10.6	(17.0)	10.6
COMPREHENSIVE INCOME	$28.1	$61.8	$65.8	$96.8
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$189.4	$148.7
Accounts receivable, net	213.5	203.0
Inventories	270.0	249.8
Other current assets	72.4	75.7
TOTAL CURRENT ASSETS	745.3	677.2
Property, plant and equipment, net of accumulated depreciation	343.0	356.6
Operating lease right-of-use assets, net of accumulated amortization	57.2	60.1
Goodwill	924.0	925.1
Other intangible assets, net of accumulated amortization	326.8	335.5
Other assets	30.8	27.2
TOTAL ASSETS	$2,427.1	$2,381.7
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$173.6	$151.4
Current portion of long-term debt	—	17.6
Current operating lease liabilities	15.7	16.1
Other current liabilities	142.9	164.3
TOTAL CURRENT LIABILITIES	332.2	349.4
Long-term debt	688.9	690.2
Deferred income taxes	81.8	83.6
Pension and other postretirement plan liabilities	8.3	7.9
Operating lease liabilities	43.8	46.3
Other non-current liabilities	13.0	10.5
TOTAL LIABILITIES	1,168.0	1,187.9
Contingencies and Accrued Losses (Note 13)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 130.0 million issued and 127.0 million outstanding as of June 30, 2024; 129.1 million issued and 126.8 million outstanding as of December 31, 2023)	1.3	1.3
Paid-in capital	28.9	17.8
Treasury stock, at cost	(37.7)	(26.1)
Accumulated other comprehensive loss	(20.7)	(3.7)
Retained earnings	1,287.3	1,204.5
TOTAL EQUITY	1,259.1	1,193.8
TOTAL LIABILITIES AND EQUITY	$2,427.1	$2,381.7

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023
OPERATING ACTIVITIES
Net income	$82.8	$86.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25.7	23.0
Amortization of intangibles	7.4	8.0
Restructuring charges, net of cash payments	0.1	(12.1)
Write-off and amortization of finance fees	7.5	1.0
Stock-based compensation	11.1	8.9
Changes in operating assets and liabilities:
Accounts receivable	(11.2)	58.6
Inventories	(20.7)	54.0
Other current assets	(9.1)	4.1
Accounts payable	21.8	(39.6)
Accrued expenses and other current liabilities	(22.9)	(1.7)
Other items	3.6	3.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	96.1	194.0
INVESTING ACTIVITIES
Capital expenditures(a)	(18.3)	(11.4)
Proceeds from the disposition of assets	6.4	0.2
NET CASH USED IN INVESTING ACTIVITIES	(11.9)	(11.2)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	—	55.0
Issuance of Senior Notes	700.0	—
Repayment of revolving credit facility borrowings	—	(210.0)
Repayment of term loan	(712.5)	(9.4)
Payment of financing fees	(15.2)	—
Repurchase of common stock	(6.5)	(4.1)
Payments of employee taxes withheld from share-based awards	(5.1)	(2.9)
Other items	(1.0)	(0.6)
NET CASH USED IN FINANCING ACTIVITIES	(40.3)	(172.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.2)	(1.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	$40.7	$9.1
Cash and cash equivalents at beginning of period	$148.7	$101.1
Cash and cash equivalents at end of period	$189.4	$110.2
(a)Capital expenditures of $3.2 million and $3.0 million that have not been paid as of June 30, 2024 and June 25, 2023, respectively, were excluded from the condensed consolidated statements of cash flows.

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	86.2	86.2
Other comprehensive income	—	—	—	—	10.6	—	10.6
Stock-based compensation	0.5	—	8.9	(2.9)	—	—	6.0
Stock repurchase program	(0.4)	—	—	(4.4)	—	—	(4.4)
Balance at June 25, 2023	128.1	$1.3	$8.9	$(7.4)	$(3.9)	$1,108.7	$1,107.6

Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	82.8	82.8
Other comprehensive loss	—	—	—	—	(17.0)	—	(17.0)
Stock-based compensation	0.6	—	11.1	(5.1)	—	—	6.0
Stock repurchase program	(0.4)	—	—	(6.5)	—	—	(6.5)
Balance at June 30, 2024	127.0	$1.3	$28.9	$(37.7)	$(20.7)	$1,287.3	$1,259.1
See notes to unaudited condensed consolidated financial statements

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

The condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, as well as the related condensed consolidated statements of income, comprehensive income, cash flows, and equity for the thirteen and twenty-six weeks ended June 30, 2024 and the thirteen and twenty-six weeks ended June 25, 2023, are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our audited consolidated financial statements and notes. The 2023 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by the United States Generally Accepted Accounting Principals (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Tornado at Jackson, GA Production Facility On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company’s assets that suffered loss or damage, provided business interruption coverage, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered. For the thirteen weeks ended March 26, 2023, the Company incurred expenses of $9.4 million solely related to damages caused by the tornado, and no additional expenses were incurred throughout the remainder of fiscal 2023. These expenses included compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. During fiscal 2023, we received $7.4 million of insurance proceeds for direct costs caused by the tornado, consisting of $2.2 million, $2.0 million and $3.2 million received during our second, third and fourth quarters, respectively. Both the expenses and insurance recoveries were recorded as a component of cost of products sold in the condensed consolidated statements of income. Upon receipt of the final insurance proceeds in our fourth quarter of fiscal 2023, we considered this claim to be closed.

2. Recently Issued Accounting Standards

Accounting Standards Issued and Adopted
There are no recently issued accounting pronouncements that we have adopted and which have had a material effect on our results of operations, cash flows or financial condition.
Accounting Standards Issued, But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements and will adopt this guidance when it becomes effective in our Annual Report on Form 10-K for the fiscal year ending December 29, 2024.

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements and will adopt this guidance when it becomes effective in our Annual Report on Form 10-K for the fiscal year ending December 28, 2025.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.0 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023.

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net Sales by Channel(a)
Dealers(b)	$352.7	$378.7	$667.7	$725.5
Retailers(c)	231.7	238.0	474.6	496.5
Builders (d)	92.1	78.4	172.3	149.8
Net sales	$676.5	$695.1	$1,314.6	$1,371.8
Net Sales by Shipping Location
United States	$643.9	$656.4	$1,252.1	$1,299.8
Canada	28.7	34.4	53.9	64.6
Mexico	3.9	4.3	8.6	7.4
Net sales	$676.5	$695.1	$1,314.6	$1,371.8
(a)     Net sales by channel presented for the thirteen and twenty-six weeks ended June 25, 2023 have been reclassified to conform with the new format of this table, which is intended to provide a consolidated view of our net sales by channel and shipping location. Prior to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, net sales by channel were presented for our domestic sales only.
(b)     Represents sales to dealers whose end customers include builders, professional trades and home remodelers, inclusive of sales through our dealers’ respective internet website portals.
(c)     Represents sales to “Do-It-Yourself” retailers, including our two largest customers: 1) Lowe’s and 2) The Home Depot, inclusive of sales through their respective internet website portals.
(d)     Represents sales directly to builders.
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

The following table summarizes the activity for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Beginning balance	$3.7	$8.5	$4.6	$11.6
Bad debt provision	0.1	0.3	0.1	0.7
Uncollectible accounts written off, net of recoveries	(1.0)	(2.7)	(1.9)	(6.2)
Ending balance	$2.8	$6.1	$2.8	$6.1

4. Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Numerator:
Numerator for basic and diluted earnings per share - Net income	$45.3	$51.2	$82.8	$86.2
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.0	128.4	127.0	128.3
Effect of dilutive securities - stock-based awards	3.7	1.5	3.8	1.4
Denominator for diluted earnings per share - weighted average shares outstanding	130.7	129.9	130.8	129.7
Earnings per share:
Basic	$0.36	$0.40	$0.65	$0.67
Diluted	$0.35	$0.39	$0.63	$0.66

Approximately 0.9 million and 1.0 million shares were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 30, 2024, respectively, and approximately 1.0 million and 2.3 million shares were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 25, 2023, respectively, because their inclusion would have been anti-dilutive.

5. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	June 30, 2024	December 31, 2023
Inventories:
Raw materials and supplies	$176.0	$175.1
Work in process	25.7	25.1
Finished products	68.3	49.6
Total inventories	$270.0	$249.8
Property, plant and equipment:
Land and improvements	$31.5	$31.8
Buildings and improvements to leaseholds	304.4	304.0
Machinery and equipment	561.0	551.9
Construction in progress	27.4	36.6
Property, plant and equipment, gross	924.3	924.3
Less: accumulated depreciation	581.3	567.7
Property, plant and equipment, net of accumulated depreciation	$343.0	$356.6
Other current liabilities:
Accrued salaries, wages and other compensation	$41.4	$67.6
Accrued restructuring	1.5	1.4
Accrued income and other taxes	15.3	18.5
Accrued product warranties	10.6	12.9
Other accrued expenses	74.1	63.9
Total other current liabilities	$142.9	$164.3

6. Goodwill and Identifiable Intangible Assets
We had goodwill of $924.0 million and $925.1 million as of June 30, 2024 and December 31, 2023, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 31, 2023	$925.1
Q1 2024 translation adjustments	(0.8)
Balance at March 31, 2024	$924.3
Q2 2024 translation adjustments	(0.3)
Balance at June 30, 2024	$924.0
The gross carrying value and accumulated amortization by class of intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$182.8	$—	$182.8	$184.2	$—	$184.2
Amortizable intangible assets
Tradenames	10.2	(10.2)	—	10.4	(10.4)	—
Customer and contractual relationships	362.7	(218.7)	144.0	363.6	(212.3)	151.3
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	383.9	(239.9)	144.0	385.0	(233.7)	151.3
Total identifiable intangibles	$566.7	$(239.9)	$326.8	$569.2	$(233.7)	$335.5

There were no impairments of goodwill or indefinite-lived assets for the thirteen and twenty-six weeks ended June 30, 2024. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen and twenty-six weeks ended June 30, 2024. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

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

We account for derivative instruments as follows:

•Derivative instruments that are designated as cash flow hedges - The changes in the fair value of the derivative instrument are reported in other comprehensive income and are recognized in the condensed consolidated statements of income when the hedged item affects earnings. In all periods presented, the recognized gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in cost of products sold on the condensed consolidated statements of income.

•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in other (income) expense, net on the condensed consolidated statements of income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the condensed consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 30, 2024, was $85.0 million, representing a net settlement liability of $3.0 million. Based on foreign exchange rates as of June 30, 2024, we estimate that the $3.0 million of net derivative losses associated with cash flow hedges and included in accumulated other comprehensive income as of June 30, 2024, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were:

(U.S. Dollars presented in millions)	Location	June 30, 2024	December 31, 2023
Assets:
Foreign exchange contracts	Other current assets	$—	$3.0
	Total assets	$—	$3.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$3.0	$0.1
	Total liabilities	$3.0	$0.1

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive income for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Foreign exchange contracts:
Unrealized holding (losses) gains arising during period	$(5.7)	$3.9	$(3.9)	$6.5
Less: reclassification adjustment for gains included in net income	(0.8)	(3.1)	(1.3)	(5.5)
Unrealized (losses) gains on derivatives	$(6.5)	$0.8	$(5.2)	$1.0

The effects of fair value hedging financial instruments included in other (income) expense, net on the condensed consolidated statements of income for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 were:

	Amount of (Gain) Loss Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Foreign exchange contracts:
Hedged items	$—	$(0.9)	$(0.1)	$(2.0)
Derivatives designated as hedging instruments	0.1	0.9	0.1	3.4
Net losses recognized in earnings	$0.1	$—	$—	$1.4

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	June 30, 2024	December 31, 2023
Assets:
Derivative asset financial instruments (Level 2)	$—	$3.0
Deferred compensation program assets (Level 2)	9.0	5.5
Total assets	$9.0	$8.5
Liabilities:
Derivative liability financial instruments (Level 2)	$3.0	$0.1

9. Debt
The following table provides a summary of the Company’s debt as of June 30, 2024 and December 31, 2023, including the carrying value of the debt less debt issuance costs:

	June 30, 2024		December 31, 2023
(U.S. Dollars presented in millions)	Current	Long-term	Current	Long-term
Revolving credit facility due November 2027	$—	$—	$—	$—
Term loan due November 2027	—	—	18.8	693.7
Revolving credit facility due June 2029	—	—	—	—
7.00% Senior Notes due 2032	—	700.0	—	—
	—	700.0	18.8	693.7
Less: Unamortized debt issuance costs	—	(11.1)	(1.2)	(3.5)
Total	$—	$688.9	$17.6	$690.2

2022 Credit Agreement
On November 18, 2022, the Company entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility (the “2022 Credit Agreement”). The 2022 Credit Agreement was secured by certain assets as well as the guarantee of certain of our subsidiaries. The $750.0 million term loan had quarterly required amortization payments that began in March 2023.

The revolving credit facility was paid in full during the third quarter of fiscal 2023, and no additional amounts have been drawn against the revolving credit facility since. During the thirteen weeks ended September 24, 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. As such, we were not required to make, nor did we make, any required amortization payments associated with the term loan during the fourth quarter of fiscal 2023 or in the first half of fiscal 2024. In June 2024, the Company refinanced the 2022 Credit Agreement, including extinguishing and repaying all amounts outstanding under the existing term loan facility, inclusive of accrued and unpaid interest. As a result, there were no amounts outstanding under the term loan as of June 30, 2024.

Interest rates under the 2022 Credit Agreement were variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s net leverage ratio, as measured by net leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Interest rates could range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net leverage was defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA was defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The net leverage ratio was not permitted to exceed 3.875 to 1.00 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.00 in January 2025. The Company was also required to maintain a minimum interest coverage ratio, defined as Consolidated EBITDA compared to consolidated interest expense, of 3.0 to 1.0. The Company was in compliance with all debt covenants under the 2022 Credit Agreement through the date of the June 2024 refinancing transaction and as of December 31, 2023.

2024 Refinancing Transaction
On May 21, 2024, the Company announced it had entered into a definitive agreement (the “Merger Agreement”) to acquire Dura Investment Holdings LLC, parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company, from GHK Capital Partners LP for $520.0 million in cash, subject to customary adjustments set forth in the Merger Agreement. On July 10, 2024, the Company completed its acquisition of Supreme. For more information, refer to Note 16, "Subsequent Events."

On June 27, 2024, the Company completed a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”), which amends and restates the 2022 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the previously announced acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions.

The Senior Notes were issued under the Indenture dated as of June 27, 2024 (the “Indenture”) at par. The Senior Notes are the Company’s unsecured and unsubordinated debt obligations and are guaranteed, on a senior unsecured basis, by each of the Company’s existing and future subsidiaries that are borrowers under or guarantors of the 2024 Credit Agreement. The Senior Notes will mature on July 15, 2032. Interest on the Senior Notes will accrue at a rate of 7.00 percent per annum and will be payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2025.

The Senior Notes had an outstanding balance of $700.0 million as of June 30, 2024. As of June 30, 2024, prepaid debt issuance costs related to the Notes were $11.1 million and will be amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets.

The Company may redeem the Senior Notes, in whole or in part, at any time and from time to time prior to July 15, 2027 at a redemption price equal to 100 percent of the principal amount of the Senior Notes redeemed plus a premium and accrued and unpaid interest. At any time and from time to time on or after July 15, 2027, the Company may, at its option, redeem the Senior Notes, in whole or in part, at the applicable redemption price set forth in the Indenture plus, in each case, accrued and unpaid interest. In addition, at any time and from time to time prior to July 15, 2027, the Company may, at its option, redeem up to 40 percent of the aggregate principal amount of the Senior Notes with the proceeds from certain equity offerings at the applicable redemption price set forth in the Indenture.

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of June 30, 2024.

The 2024 Credit Agreement provides for a 5-year, $750.0 million revolving credit facility. The revolving credit facility is not subject to amortization and will mature in June 2029. The 2024 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries. Interest rates under the revolving credit facility are variable based on the SOFR, or, at the Company’s option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) the rate of interest last quoted by JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) as its “prime rate” and (iii) the one-month SOFR rate plus 1.00 percent (the “Base Rate”), plus, as applicable, a margin ranging from 1.625 percent to 2.25 percent per annum for SOFR-based loans and ranging from 0.625 percent to 1.25 percent per annum for Base Rate-based loans, in each case, depending on the Company’s net leverage ratio. The Company will also pay customary agency fees and a commitment fee based on the daily unused portion of the revolving credit facility ranging from 0.20 percent to 0.30 percent per annum, depending on its net leverage ratio.

The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants, and restrictive covenants. The restrictive covenants limit the Company and its subsidiaries’ ability to, among other things, (i) incur indebtedness, (ii) create liens on the Company’s or such subsidiaries’ assets, (iii) engage in fundamental changes, (iv) make investments, (v) sell or otherwise dispose of assets, (vi) engage in sale-leaseback transactions, (vii) make restricted payments, (viii) engage in certain transactions with affiliates and (ix) enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The 2024 Credit Agreement also contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2024, 3.50 to 1:00 and (ii) in the case of any fiscal quarter ending on or following March 31, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of June 30, 2024.

The revolving credit facility did not have an outstanding balance as of June 30, 2024 and had $727.3 million of availability, which consists of our $750.0 million revolving credit facility less outstanding letters of credit. As of June 30, 2024, prepaid debt issuance costs related to the 2024 Credit Agreement were $4.6 million and will be amortized over the term of the debt. At June 30, 2024, these costs are included in other assets in our condensed consolidated balance sheets.

Interest paid on debt was $13.9 million and $28.0 million for the thirteen and twenty-six weeks ended June 30, 2024, respectively, and $17.8 million and $34.7 million for the thirteen and twenty-six weeks ended June 25, 2023, respectively.

10. Restructuring Charges
For the thirteen and twenty-six weeks ended June 30, 2024, we recognized restructuring charges of $2.8 million and $3.2 million, respectively. For the thirteen and twenty-six weeks ended June 25, 2023, we recognized restructuring charges of $3.1 million and $2.7 million. Restructuring charges for all periods presented are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at March 31, 2024	Provision	Cash Expenditures(a)	Balance at June 30, 2024
Workforce reduction costs	$0.5	$1.9	$(1.0)	$1.4
Other	0.1	0.9	(0.9)	0.1
	$0.6	$2.8	$(1.9)	$1.5

(U.S. Dollars presented in millions)	Balance at March 26, 2023	Provision	Cash Expenditures(a)	Balance at June 25, 2023
Workforce reduction costs	$4.9	$2.4	$(4.1)	$3.2
Other	0.1	0.7	(0.7)	0.1
	$5.0	$3.1	$(4.8)	$3.3

(U.S. Dollars presented in millions)	Balance at December 31, 2023	Provision	Cash Expenditures(a)	Balance at June 30, 2024
Workforce reduction costs	$1.3	$2.0	$(1.9)	$1.4
Other	0.1	1.2	(1.2)	0.1
	$1.4	$3.2	$(3.1)	$1.5

(U.S. Dollars presented in millions)	Balance at December 25, 2022	Provision	Cash Expenditures(a)	Balance at June 25, 2023
Workforce reduction costs	$15.3	$1.3	$(13.4)	$3.2
Other	0.1	1.4	(1.4)	0.1
	$15.4	$2.7	$(14.8)	$3.3
(a) Cash expenditures primarily related to severance charges.

11. Income Taxes

The effective income tax rates for the thirteen weeks ended June 30, 2024 and June 25, 2023, were 24.6 percent and 26.5 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to the reduction in deferred tax liability for foreign earnings, discrete adjustments, including the stock compensation windfall benefit for shares which vested and changes due to final tax return filings, state and local income taxes and the mix of earnings in jurisdictions with differing tax rates, partially offset by changes in foreign income inclusions with offsetting foreign tax credits.

The difference between our effective income tax rate for the thirteen weeks ended June 30, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, nondeductible compensation and foreign income inclusions with offsetting tax credits, partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

The difference between our effective income tax rate for the thirteen weeks ended June 25, 2023, and the U.S. statutory rate of 21.0 percent is due to the unfavorable changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits and recognition of a deferred tax liability for foreign earnings, partially offset by the mix of earnings in jurisdictions with differing tax rates.

The effective income tax rates for the twenty-six weeks ended June 30, 2024 and June 25, 2023, were 24.1 percent and 26.7 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to the mix of earnings in jurisdictions with differing tax rates, discrete adjustments, including the stock compensation windfall benefit for shares which vested and changes due to final tax return filings, state and local income taxes and deferred tax liability for foreign earnings, partially offset by changes in foreign income inclusions with offsetting foreign tax credits.

The difference between our effective income tax rate for the twenty-six weeks ended June 30, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits and nondeductible compensation, partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

The difference between the Company’s effective income tax rate for the twenty-six weeks ended June 25, 2023, and the U.S. statutory rate of 21.0 percent is due to unfavorable changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, recognition of a deferred tax liability for foreign earnings and changes due to foreign tax return filings, partially offset by the mix of earnings in jurisdictions with differing tax rates.

12. Pension and Other Postretirement Plans
We have a defined benefit pension plan in the United States covering many of the Company’s associates. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees. The defined benefit pension plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. During 2023, our Board of Directors approved a plan to terminate the defined benefit pension plan. The termination and settlement process, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to take up to 24 months to complete, subject to receipt of customary regulatory approvals. During 2024, the Company is offering a lump-sum benefit payout option to certain plan participants. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company.

The components of net periodic cost (benefit) for pension and other postretirement plans for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively, are as set forth in the tables below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic cost (benefit) are classified as other (income) expense, net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.3	1.6	0.1	0.1
Expected return on plan assets	(1.0)	(1.8)	—	—
Net periodic cost (benefit)	$0.3	$(0.2)	$0.2	$0.2

	Pension Benefits		Postretirement Benefits
	26 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Service cost	$—	$—	$0.2	$0.2
Interest cost	2.6	3.2	0.2	0.1
Expected return on plan assets	(2.0)	(3.5)	—	—
Net periodic cost (benefit)	$0.6	$(0.3)	$0.4	$0.3

13. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023.

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Reserve balance at the beginning of the period	$11.6	$12.2	$12.9	$11.2
Provision for warranties issued	5.5	9.0	10.9	18.1
Settlements made (in cash or in kind)	(6.5)	(8.0)	(13.2)	(16.1)
Reserve balance at the end of the period	$10.6	$13.2	$10.6	$13.2

Litigation

The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, costs related to such audits or an unfavorable outcome could have a material impact on our condensed consolidated results of operations, cash flows and financial condition.

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of June 30, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of June 30, 2024 and December 31, 2023.

14. Accumulated other comprehensive loss
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2024	$3.0	$3.5	$(10.0)	$(3.5)
Amounts classified into accumulated other comprehensive loss	(10.7)	(5.7)	—	(16.4)
Amounts reclassified into earnings	—	(0.8)	—	(0.8)
Net current period other comprehensive loss	(10.7)	(6.5)	—	(17.2)
Balance at June 30, 2024	$(7.7)	$(3.0)	$(10.0)	$(20.7)

Balance at March 26, 2023	$(8.2)	$3.0	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive income	9.8	3.9	—	13.7
Amounts reclassified into earnings	—	(3.1)	—	(3.1)
Net current period other comprehensive income	9.8	0.8	—	10.6
Balance at June 25, 2023	$1.6	$3.8	$(9.3)	$(3.9)

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive loss	(11.8)	(3.9)	—	(15.7)
Amounts reclassified into earnings	—	(1.3)	—	(1.3)
Net current period other comprehensive loss	(11.8)	(5.2)	—	(17.0)
Balance at June 30, 2024	$(7.7)	$(3.0)	$(10.0)	$(20.7)

Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive income	9.6	6.5	—	16.1
Amounts reclassified into earnings	—	(5.5)	—	(5.5)
Net current period other comprehensive income	9.6	1.0	—	10.6
Balance at June 25, 2023	$1.6	$3.8	$(9.3)	$(3.9)

15. Stock Repurchase Program
On May 9, 2023, we announced our Board of Directors’ authorization of a stock repurchase program under which we may repurchase up to $50.0 million of our common stock over a twenty-four month period at management’s discretion for general corporate purposes. As a result of this authorization, we may repurchase shares from time to time through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of our purchases will depend upon prevailing market conditions, our available capital resources, our financial and operational performance, alternative uses of capital and other factors. We may limit or terminate the repurchase program at any time.

During the thirteen and twenty-six weeks ended June 30, 2024, we repurchased 267,499 and 371,499 shares of our common stock under this program, respectively. The shares were repurchased at a cost of approximately $4.6 million and $6.5 million, respectively, or an average of $17.30 and $17.58 per share, respectively, during the thirteen and twenty-six weeks ended June 30, 2024. During the thirteen and twenty-six weeks ended June 25, 2023, we repurchased 404,858 shares of our common stock under this program. The shares were repurchased at a cost of approximately $4.4 million, or an average of $10.89 per share, during the thirteen and twenty-six weeks ended June 25, 2023.

As of June 30, 2024, $21.5 million remained authorized for purchase under our stock repurchase program.

16. Subsequent Events

On July 10, 2024, we completed our previously announced acquisition of Supreme, a cabinetry company, from GHK Capital Partners LP for $520.0 million in cash, subject to customary adjustments set forth in the Merger Agreement. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers.

We funded the acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement (see Note 9, “Debt” for further details). We are currently in the process of determining the initial purchase accounting for this transaction. Based on the timing of the acquisition and lack of available information, we determined it to be impracticable to disclose a preliminary purchase price allocation at this time.

The Company incurred $4.4 million of acquisition-related costs associated with the transaction in the second quarter of 2024, which are recorded within selling, general and administrative expenses in the condensed consolidated statements of income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 within Part I, Item 1A and in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 within Part II, Item 1A.

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
◦Our ability to manage costs;
◦Our ability to effectively manage manufacturing operations and capacity, or an inability to maintain the quality of our products;
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
◦The inability to recognize, or delays in obtaining, anticipated benefits of the acquisition of Supreme Cabinetry Brands, Inc. (the “Acquisition”), including synergies, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;
◦The impact of our current and any additional future debt obligations on our business, current and future operations, profitability and our ability to meet other obligations;
◦Business disruption following the Acquisition;
◦Diversion of management time on Acquisition-related issues;
◦The reaction of customers and other persons to the Acquisition; and

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

•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the thirteen and twenty-six weeks ended June 30, 2024 as compared to June 25, 2023. Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2024,” or “fiscal 2024” refers to our 2024 fiscal year that is a 52-week period that will end on December 29, 2024; and (2) “2023,” or “fiscal 2023” refers to our 2023 fiscal year that was a 53-week period that ended on December 31, 2023. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the second quarter of 2024” refers to the thirteen week period that ended on June 30, 2024; (2) “the second quarter of 2023” refers to the thirteen week period that ended on June 25, 2023; (3) “the first half of 2024” refers to the twenty-six weeks ended June 30, 2024; and (4) “the first half of 2023” refers to the twenty-six weeks ended June 25, 2023.

•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our twenty-six week period that ended on June 30, 2024 as compared to our twenty-six week period that ended on June 25, 2023. This section also provides a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

•Recently Issued Accounting Standards: This section identifies our adoption of recently issued accounting standards.

•Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.
Overview
Founded ~ 70 years ago, we are the largest manufacturer of residential cabinets in North America. Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in an improved facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that cannot be easily replicated. We expect to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization to ordering to delivery and installation.

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

Results of Operations

The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended June 30, 2024 compared to the thirteen weeks ended June 25, 2023.

Thirteen Weeks Ended June 30, 2024 Compared to the Thirteen Weeks Ended June 25, 2023

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	$ change	% change	June 25, 2023
NET SALES	$676.5	$(18.6)	(2.7)%	$695.1
Cost of products sold	445.5	(13.4)	(2.9)%	458.9
GROSS PROFIT	231.0	(5.2)	(2.2)%	236.2
Selling, general and administrative expenses	146.7	5.0	3.5%	141.7
Amortization of intangible assets	3.7	(0.3)	(7.5)%	4.0
Restructuring charges	2.8	(0.3)	(9.7)%	3.1
OPERATING INCOME	77.8	(9.6)	(11.0)%	87.4
Interest expense	20.6	3.4	19.8%	17.2
Other (income) expense, net	(2.9)	(3.4)	n/m (1)	0.5
INCOME BEFORE TAXES	60.1	(9.6)	(13.8)%	69.7
Income tax expense	14.8	(3.7)	(20.0)%	18.5
NET INCOME	$45.3	$(5.9)	(11.5)%	$51.2
___________
(1)Not meaningful.
Net sales
Net sales were $676.5 million for the thirteen weeks ended June 30, 2024 compared to $695.1 million for the thirteen weeks ended June 25, 2023, a decrease of $18.6 million, or 2.7 percent. The lower net sales, compared to the thirteen weeks ended June 25, 2023, were driven by the combined net impact of price and mix on our overall average selling price, partially offset by an increase in sales unit volume. The increased sales unit volume offset 40.0 percent of the gross year-over-year decrease in net sales. Overall end-market demand was softer in the second quarter of 2024 as compared to the second quarter of 2023 in the repair and remodel markets, while single-family new construction strengthened in the second quarter of 2024.

Compared to the thirteen weeks ended June 25, 2023, net sales to dealers, whose end customers include builders, professional trades and home remodelers, declined $26.0 million, or 6.9 percent, and net sales to retailers, including through their respective retail internet website portals, declined $6.3 million, or 2.6 percent. Net sales directly to builders was up $13.7 million, or 17.5 percent.

Foreign currency impact was unfavorable by $0.4 million during the thirteen weeks ended June 30, 2024 as compared to the thirteen weeks ended June 25, 2023.

Cost of products sold
Cost of products sold decreased by $13.4 million, or 2.9 percent, to $445.5 million (65.9 percent of net sales) in the thirteen weeks ended June 30, 2024 as compared to $458.9 million (66.0 percent of net sales) in the thirteen weeks ended June 25, 2023. The $13.4 million decrease in cost of products sold, as well as the improvement in cost of products sold as a percentage of net sales, is due primarily to the combined net impact of price and mix compared to the thirteen weeks ended June 25, 2023. This overall decrease was also a function of a year-over-year increase in realized savings from various cost reduction actions and carry over deflation in commodity costs and inbound transportation. The overall decrease was partially offset by $2.2 million of insurance recoveries in the second quarter of 2023 related to the tornado at our Jackson, GA facility, which did not recur in the current year, and the impact of increased sales unit volume, which offset 37.9 percent of the gross year-over-year decrease in cost of products sold.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $5.0 million, or 3.5 percent, to $146.7 million (21.7 percent of net sales) in the thirteen weeks ended June 30, 2024 compared to $141.7 million (20.4 percent of net sales) in the thirteen weeks ended June 25, 2023. The increase in the second quarter of 2024 is primarily due to acquisition-related costs ($4.4 million) associated with the acquisition of Supreme, increased professional support fees ($4.3 million), and increased associate-related costs ($4.1 million), including salaries and incentive compensation. These increases are partially offset by lower distribution and commission costs ($6.8 million), as a result of the decrease in net sales.

Restructuring charges
Restructuring charges were $2.8 million in the thirteen weeks ended June 30, 2024, which was comparable to restructuring charges of $3.1 million in the thirteen weeks ended June 25, 2023. Charges in both periods are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $20.6 million in the thirteen weeks ended June 30, 2024 as compared to $17.2 million in the thirteen weeks ended June 25, 2023. The increase in the second quarter of 2024 is due primarily to $6.5 million of nonrecurring interest expense incurred in the second quarter of fiscal 2024 in connection with the debt refinancing transaction, including the write-off of deferred financing fees. This increase was partially offset by the favorable impact of lower outstanding debt in the second quarter of 2024 as compared to the second quarter of 2023, as strong cash from operations throughout fiscal 2023 was used, in part, to pay down our revolving credit facility and term loan included as part of the 2022 Credit Agreement.

Other (income) expense, net
Other income, net was $2.9 million in the thirteen weeks ended June 30, 2024, an increase of $3.4 million as compared to other expense, net of $0.5 million in the thirteen weeks ended June 25, 2023. This increase was due primarily to transactional foreign currency gains in the second quarter of 2024.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen weeks ended June 30, 2024 and June 25, 2023 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions, except percentages)	June 30, 2024	June 25, 2023
Income before taxes	$60.1	$69.7
Income tax expense	14.8	18.5
Effective tax rate	24.6%	26.5%

The effective income tax rates for the thirteen weeks ended June 30, 2024 and June 25, 2023, were 24.6 percent and 26.5 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to the mix of earnings in jurisdictions with differing tax rates, discrete adjustments, including the stock compensation windfall benefit for shares which vested and changes due to final tax return filings, state and local income taxes and deferred tax liability for foreign earnings, partially offset by changes in foreign income inclusions with offsetting foreign tax credits.

The difference between our effective income tax rate for the thirteen weeks ended June 30, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, nondeductible compensation and foreign income inclusions with offsetting tax credits, partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

The difference between our effective income tax rate for the thirteen weeks ended June 25, 2023, and the U.S. statutory rate of 21.0 percent is due to the unfavorable changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits and recognition of a deferred tax liability for foreign earnings, partially offset by the mix of earnings in jurisdictions with differing tax rates.

The following discussion of condensed consolidated results of operations refers to the twenty-six weeks ended June 30, 2024 compared to the twenty-six weeks ended June 25, 2023.

Twenty-six Weeks Ended June 30, 2024 Compared to the Twenty-six Weeks Ended June 25, 2023

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	$ change	% change	June 25, 2023
NET SALES	$1,314.6	$(57.2)	(4.2)%	$1,371.8
Cost of products sold	878.9	(52.1)	(5.6)%	931.0
GROSS PROFIT	435.7	(5.1)	(1.2)%	440.8
Selling, general and administrative expenses	284.5	7.5	2.7%	277.0
Amortization of intangible assets	7.4	(0.6)	(7.5)%	8.0
Restructuring charges	3.2	0.5	18.5%	2.7
OPERATING INCOME	140.6	(12.5)	(8.2)%	153.1
Interest expense	34.7	0.1	0.3%	34.6
Other (income) expense, net	(3.2)	(4.1)	n/m (1)	0.9
INCOME BEFORE TAXES	109.1	(8.5)	(7.2)%	117.6
Income tax expense	26.3	(5.1)	(16.2)%	31.4
NET INCOME	$82.8	$(3.4)	(3.9)%	$86.2
___________
(1)Not meaningful.
Net sales
Net sales were $1,314.6 million for the twenty-six weeks ended June 30, 2024 compared to $1,371.8 million for the twenty-six weeks ended June 25, 2023, a decrease of $57.2 million, or 4.2 percent. The lower net sales, compared to the twenty-six weeks ended June 25, 2023, were driven by the combined net impact of price and mix on our overall average selling price, partially offset by an increase in sales unit volume. The increased sales unit volume offset 15.5 percent of the gross year over year decrease in net sales. Overall end-market demand was softer in the first half of 2024 as compared to the first half of 2023 in the repair and remodel markets, while single-family new construction strengthened in the first half of 2024.

Compared to the twenty-six weeks ended June 25, 2023, net sales to dealers, whose end customers include builders, professional trades and home remodelers, declined $57.8 million, or 8.0 percent, and net sales to retailers, including through their respective retail internet website portals, declined $21.9 million, or 4.4 percent. Net sales directly to builders increased $22.5 million, or 15.0 percent.

Foreign currency impact was unfavorable by $0.3 million during the twenty-six weeks ended June 30, 2024 as compared to the twenty-six weeks ended June 25, 2023.

Cost of products sold
Cost of products sold decreased by $52.1 million, or 5.6 percent, to $878.9 million (66.9 percent of net sales) in the twenty-six weeks ended June 30, 2024 as compared to $931.0 million (67.9 percent of net sales) in the twenty-six weeks ended June 25, 2023. The $52.1 million decrease in cost of products sold, as well as the improvement in cost of products sold as a percentage of net sales in the first half of 2024, is due primarily to the combined net impact of price and mix. This overall decrease was also a function of a year-over-year increase in realized savings from various cost reduction actions, carry over deflation in commodity costs and inbound transportation, and $7.2 million of net incremental costs in the first half of 2023 ($9.4 million of gross costs, less $2.2 million of insurance recoveries) related to the tornado at the Jackson, GA facility that did not recur in the current year. This overall decrease was partially offset by the impact of increased sales unit volume, which offset 12.0 percent of the gross year-over-year decrease in cost of products sold.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $7.5 million, or 2.7 percent, to $284.5 million (21.6 percent of net sales) in the twenty-six weeks ended June 30, 2024 compared to $277.0 million (20.2 percent of net sales) in the twenty-six weeks ended June 25, 2023. The increase in the first half of 2024 is primarily due to increased associate-related costs ($10.4 million), including salaries and incentive compensation, professional support fees ($5.9 million), and acquisition-related costs ($4.4 million). These increases are partially offset by lower distribution and commission costs ($10.7 million), as a result of the decrease in net sales. The first half of 2023 included $2.2 million of costs directly related to the separation from Fortune Brands, which did not recur in 2024.

Restructuring charges
Restructuring charges were $3.2 million in the twenty-six weeks ended June 30, 2024, which was comparable to restructuring charges of $2.7 million in the twenty-six weeks ended June 25, 2023. Charges in both periods are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $34.7 million in the twenty-six weeks ended June 30, 2024 as compared to $34.6 million in the twenty-six weeks ended June 25, 2023. The first half of 2024 includes $6.5 million of nonrecurring interest expense incurred in connection with the debt refinancing transaction, including the write-off of deferred financing fees. This increase was partially offset by the favorable impact of lower outstanding debt in the first half of 2024 as compared to the first half of 2023, as strong cash from operations throughout fiscal 2023 was used, in part, to pay down our revolving credit facility and term loan included as part of the 2022 Credit Agreement.

Other (income) expense, net
Other income, net was $3.2 million in the twenty-six weeks ended June 30, 2024, an increase of $4.1 million as compared to other expense, net of $0.9 million in the twenty-six weeks ended June 25, 2023. This increase was due primarily to transactional foreign currency gains recorded in the first half of 2024.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the twenty-six week periods ended June 30, 2024 and June 25, 2023 were as follows:

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions, except percentages)	June 30, 2024	June 25, 2023
Income before taxes	$109.1	$117.6
Income tax expense	26.3	31.4
Effective tax rate	24.1%	26.7%

The effective income tax rates for the twenty-six weeks ended June 30, 2024 and June 25, 2023, were 24.1 percent and 26.7 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to the mix of earnings in jurisdictions with differing tax rates, discrete adjustments, including the stock compensation windfall benefit for shares which vested and changes due to final tax return filings, state and local income taxes and deferred tax liability for foreign earnings, partially offset by changes in foreign income inclusions with offsetting foreign tax credits.

The difference between our effective income tax rate for the twenty-six weeks ended June 30, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits and nondeductible compensation, partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

The difference between our effective income tax rate for the twenty-six weeks ended June 25, 2023, and the U.S. statutory rate of 21.0 percent is due to unfavorable changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, recognition of a deferred tax liability for foreign earnings and changes due to foreign tax return filings, partially offset by the mix of earnings in jurisdictions with differing tax rates.

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 within Part II, Item 1A.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement was secured by certain assets as well as the guarantee of certain of our subsidiaries.

On June 27, 2024, the Company refinanced this debt by completing the Offering of $700.0 million aggregate principal amount of the Senior Notes and entered into the 2024 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the previously announced acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions. In July 2024, upon closing, we funded the acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement (see Note 9, “Debt” and Note 16, “Subsequent Events” for further details).

The Senior Notes will mature on July 15, 2032. Interest on the Senior Notes will accrue at a rate of 7.00 percent per annum and will be payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2025.

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of June 30, 2024.

The revolving credit facility under the 2024 Credit Agreement is not subject to amortization and will mature in June 2029. The 2024 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries.

Interest rates on the revolving credit facility are variable based on the SOFR, or, at the Company’s option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) the rate of interest last quoted by the Administrative Agent (as defined in the 2024 Credit Agreement) as its “prime rate” and (iii) the one-month SOFR rate plus 1.00 percent (the “Base Rate”), plus, as applicable, a margin ranging from 1.625 percent to 2.25 percent per annum for SOFR-based loans and ranging from 0.625 percent to 1.25 percent per annum for Base Rate-based loans, in each case, depending on the Company’s net leverage ratio. The Company will also pay customary agency fees and a commitment fee based on the daily unused portion of the revolving credit facility ranging from 0.200 percent to 0.300 percent per annum, depending on its net leverage ratio.

The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants, and restrictive covenants. The restrictive covenants limit the Company and its subsidiaries’ ability to, among other things, (i) incur indebtedness, (ii) create liens on the Company’s or such subsidiaries’ assets, (iii) engage in fundamental changes, (iv) make investments, (v) sell or otherwise dispose of assets, (vi) engage in sale-leaseback transactions, (vii) make restricted payments, (viii) engage in certain transactions with affiliates and (ix) enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The 2024 Credit Agreement also contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2024, 3.50 to 1:00 and (ii) in the case of any fiscal quarter ending on or following March 31, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of June 30, 2024.

As of June 30, 2024, we had $688.9 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.
Cash Flows
Below is a summary of cash flows for the twenty-six weeks ended June 30, 2024 and June 25, 2023.

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 30, 2024	June 25, 2023
Net cash provided by operating activities	$96.1	$194.0
Net cash used in investing activities	(11.9)	(11.2)
Net cash used in financing activities	(40.3)	(172.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.2)	(1.7)
Net increase in cash and cash equivalents	$40.7	$9.1

Net cash provided by operating activities was $96.1 million in the first half of 2024 as compared to $194.0 million in the first half of 2023. In the first half of 2024, accounts receivable increased $10.5 million from the low fiscal 2023 ending balance resulting from strong cash collection efforts. In the first half of 2023, our accounts receivable decreased $53.9 million as a result of improvements in our collection processes throughout 2023. In the first half of 2024, the movement in inventory was $20.7 million unfavorable, reflective of the normal seasonal build in inventory from year-end. The first half of 2023 had favorable movement in inventory of $54.0 million. In 2022, we executed an intentional build in inventory in the first half of the year in order to mitigate the impact of an uncertain and volatile global supply chain environment. The favorable inventory movement in the first half of 2023 reflected our efforts to more efficiently manage our inventory levels in the supply chain environment, which have continued through the first half of 2024. Accounts payable was $21.8 million favorable in the first half of 2024, reflective of the increased purchasing associated with the higher inventory balance from year-end, as compared to unfavorable accounts payable movement of $39.6 million in the first half of 2023 as a result of decreased purchasing levels aligned with our inventory management.

Net cash used in investing activities was $11.9 million in the first half of 2024, compared to net cash used in investing activities of $11.2 million in first half of 2023. The year-over-year increase is due to increased capital expenditures as compared to the prior year, offset by the proceeds from the sale of a former manufacturing facility site in the second quarter of 2024.

Net cash used in financing activities was $40.3 million in the twenty-six weeks ended June 30, 2024 as compared to cash used of $172.0 million in the twenty-six weeks ended June 25, 2023. In the first half of 2023, we used strong cash flows from operations to pay down $164.4 million of debt. In the first half of 2024, our $712.5 million term loan was repaid, and replaced with $700.0 of Senior Notes as a result of the refinancing transaction completed in the second quarter. The first half of 2024 also included the payment of $15.2 million of financing fees.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures. We also believe we have access to additional funds from capital markets to fund strategic initiatives, including the acquisition of Supreme, which was completed on July 10, 2024.

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

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of June 30, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 13, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Risk Factors” within Part I, Item 1A, other than those noted below:

Risks related to our operations

We may not be successful in identifying and executing potential business development transactions, such as our acquisition of Supreme, or realizing the financial and strategic goals that were contemplated at the time of any historical or potential business development transaction, which could have an adverse impact on our ability to meet our growth objectives.

We may seek to accelerate our growth by not only advancing our own product pipelines and maximizing the value of our existing products, but also through various forms of business development activities, which include our acquisition of Supreme and any alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions. The success of our business development activities is dependent on the availability and accurate evaluation of appropriate opportunities, competition from others that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy or waive closing conditions in the anticipated timeframes, or at all, and our ability to successfully integrate acquired businesses and develop and commercialize acquired products. Pursuing, executing and consummating these transactions may require substantial investment, which may require us to obtain additional equity or debt financing, which could result in increased leverage and/or a downgrade of our credit ratings or limit our operating or financial flexibility relative to our current position. The success of our business development transactions depends on our ability to realize the anticipated benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control, including the possibility that the anticipated benefits from such transactions, including synergies and cost savings, will not be realized or will not be realized within the anticipated time period.

With respect of the Supreme acquisition, the assumptions and estimates underlying the estimated synergies are inherently uncertain and, although considered reasonable by the Company’s management as of the date of the acquisition, are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from expectations. The anticipated synergies are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, many of which are beyond our control. No assurances can be made that the costs of achieving the synergies will not rise materially, or that such synergies will be realized in the amounts expected, in the timeframes we currently anticipate, or at all.

In addition, regulatory hurdles and commercialization challenges may adversely impact revenue and income contribution from acquired products and businesses. We may fail to generate anticipated revenue growth for our existing products, product pipeline and acquired products or businesses or we may fail to achieve anticipated cost savings, such as those anticipated with respect to Supreme, within anticipated time frames or at all, which may impact our ability to meet our growth objectives. Our business development activities may divert our focus and resources that would otherwise be invested into maintaining or growing our business. Similarly, the accretive impact anticipated from transactions may not be realized or may be delayed. Integration of these products or businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. Further, while we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position.

We have debt obligations, and may in the future incur additional debt obligations, that could adversely affect our business and profitability and our ability to meet our other obligations.

On June 27, 2024, the Company completed a private offering of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 and entered into an amended and restated credit agreement. This debt could potentially have important consequences to us and our debt and equity investors, including:

• require a substantial portion of our cash flow from operations to make interest and principal payments, which could reduce our profitability;
• make it more difficult to satisfy debt service and other obligations;
• increase the risk of a future downgrade of our credit ratings, which could increase our future debt costs and limit the future availability of debt financing;
• increase our vulnerability to adverse economic and industry conditions, such as adverse interest rates;

• reduce the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
• limit our flexibility in planning for, or reacting to, changes in our business and the industry;
• place us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
• limit our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

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

Additionally, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance; (2) our credit ratings; (3) the liquidity of the overall capital markets; and (4) the state of the economy, including the housing market. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

Risks related to the Senior Notes

The terms of the 2024 Credit Agreement and the Indenture governing the Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The 2024 Credit Agreement and Indenture that governs the Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:

•     incur additional indebtedness and guarantee indebtedness;
•     pay dividends or make other distributions or repurchase or redeem capital stock;
•     prepay, redeem or repurchase certain debt;
•     issue certain preferred stock or similar equity securities;
•     make loans and investments;
•     sell or otherwise dispose of assets;
•     incur liens on assets;
•     enter into transactions with affiliates;
•     alter the businesses we conduct;
•     enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•     consolidate, merge with, or sell all or substantially all of our assets to, another person.

In addition, the 2024 Credit Agreement requires us to maintain specified financial ratios and to satisfy other financial condition tests.

A breach of the covenants or restrictions under our indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the 2024 Credit Agreement would permit the lenders under the 2024 Credit Agreement to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the 2024 Credit Agreement, the lenders under such facilities could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•     limited in how we conduct our business;
•     restricted in our ability to grow our business;
•     unable to take advantage of business opportunities that may be in our long-term best interest;
•     unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•     unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit rating could adversely affect the availability and terms of our financing.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. In addition, we might be required to refinance fixed rate indebtedness at less favorable interest rates.
Interest under our 2024 Credit Agreement will accrue at a floating rate, typically based on Secured Overnight Financing Rate (“SOFR”). As a result, changes in interest rates will affect the amount of interest we pay on borrowings under the 2024 Credit Agreement, and thus increases in SOFR will increase our interest expense. In addition, while changes in Treasury and other similar interest rates do not impact the interest rates payable with respect to our fixed rate indebtedness while outstanding, we might be required to pay higher interest rates with respect to any refinancing of fixed rate debt maturities, which would impact future results of operations and cash flows.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases of common stock of the Company made during the thirteen week period ended June 30, 2024, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs(1)
April 1, 2024 through April 28, 2024	175,499	$17.49	175,499	$23,031,529
April 29, 2024 through May 26, 2024	92,000	$16.95	92,000	$21,472,484
May 27, 2024 through June 30, 2024	—	$—	—	$21,472,484
Q2 2024 Total	267,499	$17.30	267,499

(1) On May 9, 2023, we announced our Board of Directors’ authorization of a stock repurchase program under which we may repurchase up to $50.0 million of our common stock over a twenty-four month period at management’s discretion for general corporate purposes.

(2) Average price paid per share excludes commissions paid.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

Item 6.         EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Date
2.1+
Agreement and Plan of Merger, dated as of May 20, 2024, by and among Dura Investment Holdings LLC, GHK North Star Holdings LLC, as Seller Representative, MasterBrand Cabinets LLC and Dogwood Merger Sub LLC.
		Current Report on Form 8-K (File No. 001-41545)	July 11, 2024
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 9, 2024, by and among Dura Investment Holdings LLC, GHK North Star Holdings LLC, as Seller Representative, MasterBrand Cabinets LLC and Dogwood Merger Sub LLC
		Current Report on Form 8-K (File No. 001-41545)	July 11, 2024
3.1	Corrected Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective December 14, 2022	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
4.1	Indenture, dated as of June 27, 2024, by and among the Company, the Subsidiary Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
4.2	Form of 7.00% Senior Notes due 2032.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
10.1+	Amended and Restated Credit Agreement, dated as of June 27, 2024, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the iXBRL document)

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2024	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer