Form 10-Q
period 2024-09-29
MasterBrand, Inc.
filed 2024-11-06
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 127,103,438 shares of common stock as of November 1, 2024.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
NET SALES	$718.1	$677.3	$2,032.7	$2,049.1
Cost of products sold	480.1	439.8	1,359.0	1,370.8
GROSS PROFIT	238.0	237.5	673.7	678.3
Selling, general and administrative expenses	166.3	140.3	450.8	417.3
Amortization of intangible assets	6.3	3.6	13.7	11.6
Restructuring charges	7.8	1.4	11.0	4.1
OPERATING INCOME	57.6	92.2	198.2	245.3
Interest expense	20.0	15.3	54.7	49.9
Other income, net	(1.8)	(1.0)	(5.0)	(0.1)
INCOME BEFORE TAXES	39.4	77.9	148.5	195.5
Income tax expense	10.3	18.2	36.6	49.6
NET INCOME	$29.1	$59.7	$111.9	$145.9
Average Number of Shares of Common Stock Outstanding
Basic	127.1	127.6	127.0	128.1
Diluted	130.8	130.3	130.8	129.9
Earnings Per Common Share
Basic	$0.23	$0.47	$0.88	$1.14
Diluted	$0.22	$0.46	$0.86	$1.12

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
NET INCOME	$29.1	$59.7	$111.9	$145.9
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(4.0)	(2.0)	(15.8)	7.6
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains arising during period	(4.1)	1.6	(8.0)	8.1
Less: reclassification adjustment for losses (gains) included in net income	2.0	(3.1)	0.7	(8.6)
Unrealized losses on derivatives	(2.1)	(1.5)	(7.3)	(0.5)
Other comprehensive (loss) income, before tax	(6.1)	(3.5)	(23.1)	7.1
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive (loss) income, net of tax	(6.1)	(3.5)	(23.1)	7.1
COMPREHENSIVE INCOME	$23.0	$56.2	$88.8	$153.0
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	September 29, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$108.4	$148.7
Accounts receivable, net	216.1	203.0
Inventories	299.4	249.8
Other current assets	63.0	75.7
TOTAL CURRENT ASSETS	686.9	677.2
Property, plant and equipment, net of accumulated depreciation	456.7	356.6
Operating lease right-of-use assets, net of accumulated amortization	71.3	60.1
Goodwill	1,129.4	925.1
Other intangible assets, net of accumulated amortization	577.9	335.5
Other assets	38.0	27.2
TOTAL ASSETS	$2,960.2	$2,381.7
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$175.3	$151.4
Current portion of long-term debt	—	17.6
Current operating lease liabilities	16.8	16.1
Other current liabilities	186.3	164.3
TOTAL CURRENT LIABILITIES	378.4	349.4
Long-term debt	1,062.3	690.2
Deferred income taxes	154.0	83.6
Pension and other postretirement plan liabilities	7.5	7.9
Operating lease liabilities	56.7	46.3
Other non-current liabilities	13.7	10.5
TOTAL LIABILITIES	1,672.6	1,187.9
Contingencies and Accrued Losses (Note 14)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 130.1 million issued and 127.1 million outstanding as of September 29, 2024; 129.1 million issued and 126.8 million outstanding as of December 31, 2023)	1.3	1.3
Paid-in capital	34.6	17.8
Treasury stock, at cost	(37.9)	(26.1)
Accumulated other comprehensive loss	(26.8)	(3.7)
Retained earnings	1,316.4	1,204.5
TOTAL EQUITY	1,287.6	1,193.8
TOTAL LIABILITIES AND EQUITY	$2,960.2	$2,381.7

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023
OPERATING ACTIVITIES
Net income	$111.9	$145.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39.5	34.9
Amortization of intangibles	13.7	11.6
Restructuring charges, net of cash payments	4.3	(13.9)
Write-off and amortization of finance fees	8.2	1.7
Stock-based compensation	16.8	13.2
Changes in operating assets and liabilities:
Accounts receivable	(2.3)	60.1
Inventories	(32.5)	103.9
Other current assets	(1.8)	6.9
Accounts payable	18.0	(42.8)
Accrued expenses and other current liabilities	(3.5)	9.2
Other items	4.6	5.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	176.9	336.5
INVESTING ACTIVITIES
Capital expenditures(a)	(34.6)	(21.4)
Proceeds from the disposition of assets	8.4	0.3
Acquisition of business, net of cash acquired	(515.7)	—
NET CASH USED IN INVESTING ACTIVITIES	(541.9)	(21.1)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	430.0	55.0
Issuance of Senior Notes	700.0	—
Repayment of revolving credit facility borrowings	(55.0)	(290.0)
Repayment of term loan	(712.5)	(37.5)
Payment of financing fees	(17.8)	—
Repurchase of common stock	(6.5)	(15.6)
Payments of employee taxes withheld from share-based awards	(5.3)	(3.0)
Other items	(1.6)	(1.0)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	331.3	(292.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	(1.9)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(39.3)	$21.4
Cash, cash equivalents, and restricted cash at beginning of period	$148.7	$101.1
Cash, cash equivalents, and restricted cash at end of period	$109.4	$122.5

Cash and cash equivalents	$108.4	$122.5
Restricted cash included in other assets	1.0	—
Total cash, cash equivalents and restricted cash	$109.4	$122.5
(a)     Capital expenditures of $2.4 million and $3.7 million that have not been paid as of September 29, 2024 and September 24, 2023, respectively, were excluded from the condensed consolidated statements of cash flows.
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	145.9	145.9
Other comprehensive income	—	—	—	—	7.1	—	7.1
Stock-based compensation	0.5	—	13.2	(3.0)	—	—	10.2
Stock repurchase program	(1.3)	—	—	(15.9)	—	—	(15.9)
Balance at September 24, 2023	127.2	$1.3	$13.2	$(19.0)	$(7.4)	$1,168.4	$1,156.5

Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	111.9	111.9
Other comprehensive loss	—	—	—	—	(23.1)	—	(23.1)
Stock-based compensation	0.7	—	16.8	(5.3)	—	—	11.5
Stock repurchase program	(0.4)	—	—	(6.5)	—	—	(6.5)
Balance at September 29, 2024	127.1	$1.3	$34.6	$(37.9)	$(26.8)	$1,316.4	$1,287.6
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

The condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023, as well as the related condensed consolidated statements of income, comprehensive income, cash flows, and equity for the thirteen and thirty-nine weeks ended September 29, 2024 and the thirteen and thirty-nine weeks ended September 24, 2023, are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring accruals, considered necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our audited consolidated financial statements and notes. The 2023 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by United States Generally Accepted Accounting Principles (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Tornado at Jackson, Georgia Production Facility On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company’s assets that suffered loss or damage, provided business interruption coverage, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered. For the thirteen weeks ended March 26, 2023, the Company incurred expenses of $9.4 million solely related to damages caused by the tornado, and no additional expenses were incurred throughout the remainder of fiscal 2023. These expenses included compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. During fiscal 2023, we received $7.4 million of insurance proceeds for direct costs caused by the tornado, consisting of $2.2 million, $2.0 million and $3.2 million received during our second, third and fourth quarters, respectively. Both the expenses and insurance recoveries were recorded as a component of cost of products sold in the condensed consolidated statements of income. Upon receipt of the final insurance proceeds in our fourth quarter of fiscal 2023, we considered this claim to be closed.

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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

3. Acquisition

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company, from GHK Capital Partners LP for $520.0 million in cash, subject to customary purchase price adjustments set forth in the Merger Agreement. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility. The purchase consideration was $527.1 million, which was determined as follows:

(U.S. Dollars presented in millions)
Cash considerations paid to Supreme shareholders	$336.4
Cash paid for transaction costs of Supreme	13.9
Repayment of Supreme existing indebtedness and accrued interest	178.2
Total Cash Consideration	$528.5
Preliminary purchase price adjustments	(1.4)
Total Preliminary Purchase Consideration	$527.1
The purchase price of Supreme was allocated on a preliminary basis as of the closing date of July 10, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of Supreme are recognized and measured at fair value. Due to the timing of acquisition close, the preliminary fair value estimates and assumptions are subject to change as we obtain additional information over the measurement period. The primary areas of the purchase accounting that remain preliminary for completion of the related valuations relate to, but are not limited to, property, plant and equipment, other intangible assets and the related deferred income tax impacts.

The following table sets forth the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed of Supreme, with the excess recorded to goodwill:

(U.S. Dollars presented in millions)
Preliminary Net Assets Acquired	Fair Value
Cash and cash equivalents	$11.8
Accounts receivable	11.5
Inventories	17.3
Other current assets	2.1
Property, plant and equipment	115.9
Operating lease right-of-use assets	17.6
Other intangible assets	256.9
Other assets	1.9
$435.0
Accounts payable	$7.2
Current operating lease liabilities	2.4
Other current liabilities	18.0
Deferred income taxes	69.8
Operating lease liabilities	15.1
Other non-current liabilities	0.3
$112.8
Net Assets Acquired	$322.2
Goodwill	204.9
Purchase Consideration	$527.1
The estimated value of Property, Plant and Equipment includes adjustments totaling $73.7 million to increase the net book value of $42.2 million to the preliminary fair value estimate of $115.9 million. This estimate is based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets.

The estimated fair values of identifiable intangible assets acquired were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The estimated useful lives are based on our historical experience and expectations as to the duration of time we expect to realize benefits from those assets. We applied significant judgment in determining the fair value of the intangible assets, which involved the use of Level 3 inputs, including estimates and assumptions of future revenues, royalty rates and discount rates. The estimated fair values of the identifiable intangible assets acquired, their estimated useful lives and the related valuation methodology are as follows:

(U.S. Dollars presented in millions)
Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships	$171.8	17.5 years	Multi-period excess earnings
Tradenames	85.1	Indefinite	Relief from royalty method
Total other intangible assets	$256.9
The Company recognized $204.9 million of goodwill, of which $180.8 million is tax deductible. The $204.9 million of goodwill recognized is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and Supreme’s assembled workforce.
The Company incurred $15.0 million and $19.4 million of acquisition-related costs associated with the acquisition in the thirteen and thirty-nine weeks ended September 29, 2024, respectively, which are recorded within selling, general and administrative expenses in the condensed consolidated statements of income.

Pro forma financial information
Net sales and earnings related to the operations of Supreme that have been included in our condensed consolidated statements of income for the period from July 10, 2024 to September 29, 2024 are as follows:

(U.S. Dollars presented in millions)
Net Sales	$60.8
Net Income	$4.2

The following table summarizes, on a pro forma basis, the combined results of operations of Supreme and MasterBrand as though the acquisition and the related financing had occurred as of December 26, 2022. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of Supreme occurred on December 26, 2022, nor are they indicative of future consolidated operating results.

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net Sales	$718.1	$738.5	$2,168.7	$2,242.4
Net Income	$42.0	$56.7	$118.3	$124.5
These pro forma amounts have been calculated after applying our accounting policies and making certain adjustments, which primarily include: (i) depreciation adjustments relating to fair value step-ups to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of acquired intangible assets; (iii) incremental interest expense associated with the revolving credit facility used, in part, to fund the acquisition, and related debt issuance costs; (iv) cost of products sold adjustments relating to fair value step-ups to inventory; and (v) transaction related costs of both MasterBrand and Supreme.

4. Revenue from Contracts with Customers
Our principal performance obligations are the sale of high quality stock, semi-custom and premium cabinetry, as well as vanities, for the kitchen, bath and other parts of the home (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note 14, "Contingencies and Accrued Losses," for further discussion.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.2 million and $2.1 million as of September 29, 2024 and December 31, 2023, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023.

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net Sales by Channel(a)
Dealers(b)	$393.2	$368.1	$1,060.9	$1,093.6
Retailers(c)	231.1	230.3	705.7	726.8
Builders (d)	93.8	78.9	266.1	228.7
Net sales	$718.1	$677.3	$2,032.7	$2,049.1
Net Sales by Shipping Location
United States	$687.3	$642.9	$1,939.4	$1,942.7
Canada	26.3	30.1	80.2	94.7
Mexico	4.5	4.3	13.1	11.7
Net sales	$718.1	$677.3	$2,032.7	$2,049.1
(a)     Net sales by channel presented for the thirteen and thirty-nine weeks ended September 24, 2023 have been reclassified to conform with the new format of this table, which is intended to provide a consolidated view of our net sales by channel and shipping location. Prior to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, net sales by channel were presented for our domestic sales only.
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

The following table summarizes the activity for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Beginning balance	$2.8	$6.1	$4.6	$11.6
Bad debt provision	—	0.8	0.1	1.5
Uncollectible accounts written off, net of recoveries	(0.2)	(1.6)	(2.1)	(7.8)
Ending balance	$2.6	$5.3	$2.6	$5.3

5. Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Numerator:
Numerator for basic and diluted earnings per share - Net income	$29.1	$59.7	$111.9	$145.9
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.1	127.6	127.0	128.1
Effect of dilutive securities - stock-based awards	3.7	2.7	3.8	1.8
Denominator for diluted earnings per share - weighted average shares outstanding	130.8	130.3	130.8	129.9
Earnings per share:
Basic	$0.23	$0.47	$0.88	$1.14
Diluted	$0.22	$0.46	$0.86	$1.12

Approximately 0.3 million and 0.8 million shares were excluded from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 24, 2023, respectively, because their inclusion would have been anti-dilutive.

6. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	September 29, 2024	December 31, 2023
Inventories:
Raw materials and supplies	$199.7	$175.1
Work in process	27.2	25.1
Finished products	72.5	49.6
Total inventories	$299.4	$249.8
Property, plant and equipment:
Land and improvements	$37.1	$31.8
Buildings and improvements to leaseholds	363.0	304.0
Machinery and equipment	618.8	551.9
Construction in progress	31.1	36.6
Property, plant and equipment, gross	1,050.0	924.3
Less: accumulated depreciation	593.3	567.7
Property, plant and equipment, net of accumulated depreciation	$456.7	$356.6
Other current liabilities:
Accrued salaries, wages and other compensation	$57.3	$67.6
Accrued restructuring	4.5	1.4
Accrued income and other taxes	12.9	18.5
Accrued product warranties	9.2	12.9
Interest payable	13.2	1.3
Derivative payable	5.8	0.1
Other accrued expenses	83.4	62.5
Total other current liabilities	$186.3	$164.3

7. Goodwill and Identifiable Intangible Assets
We had goodwill of $1,129.4 million and $925.1 million as of September 29, 2024 and December 31, 2023, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 31, 2023	$925.1
Supreme acquisition	204.9
2024 translation adjustments	(0.6)
Balance at September 29, 2024	$1,129.4
The gross carrying value and accumulated amortization by class of intangible assets as of September 29, 2024 and December 31, 2023 were as follows:

	September 29, 2024			December 31, 2023
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames (a)	$268.5	$—	$268.5	$184.2	$—	$184.2
Amortizable intangible assets
Tradenames	10.3	(10.3)	—	10.4	(10.4)	—
Customer and contractual relationships (a)	534.9	(225.5)	309.4	363.6	(212.3)	151.3
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	556.2	(246.8)	309.4	385.0	(233.7)	151.3
Total identifiable intangibles	$824.7	$(246.8)	$577.9	$569.2	$(233.7)	$335.5
(a)     During the third quarter of 2024, we completed our acquisition of Supreme, acquiring Indefinite-lived tradenames of $85.1 million and customer relationships of $171.8 million.

There were no impairments of goodwill or indefinite-lived assets for the thirteen and thirty-nine weeks ended September 29, 2024. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen and thirty-nine weeks ended September 29, 2024. However, it is possible that future changes in circumstances would require the Company to record additional non-cash impairment charges.

8. Financial Instruments
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
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in other income, net on the condensed consolidated statements of income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the condensed consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows, and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 29, 2024, was $91.3 million, representing a net settlement liability of $5.8 million. Based on foreign exchange rates as of September 29, 2024, we estimate that the $5.1 million of net derivative losses associated with cash flow hedges and included in accumulated other comprehensive income as of September 29, 2024, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023 were:

(U.S. Dollars presented in millions)	Location	September 29, 2024	December 31, 2023
Assets:
Foreign exchange contracts	Other current assets	$—	$3.0
	Total assets	$—	$3.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$5.8	$0.1
	Total liabilities	$5.8	$0.1

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive income for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Foreign exchange contracts:
Unrealized holding (losses) gains arising during period	$(4.1)	$1.6	$(8.0)	$8.1
Less: reclassification adjustment for gains included in net income	2.0	(3.1)	0.7	(8.6)
Unrealized losses on derivatives	$(2.1)	$(1.5)	$(7.3)	$(0.5)

The effects of fair value hedging financial instruments included in other income, net on the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 were:

	Amount of (Gain) Loss Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Foreign exchange contracts:
Hedged items	$0.1	$1.3	$—	$(0.7)
Derivatives designated as hedging instruments	(0.1)	—	—	3.4
Net losses recognized in earnings	$—	$1.3	$—	$2.7

9. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis as of September 29, 2024 and December 31, 2023 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	September 29, 2024	December 31, 2023
Assets:
Derivative asset financial instruments (Level 2)	$—	$3.0
Deferred compensation program assets (Level 2)	9.1	5.5
Total assets	$9.1	$8.5
Liabilities:
Derivative liability financial instruments (Level 2)	$5.8	$0.1

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, as a discount rate for the remaining principal payments. As of September 29, 2024, the fair value of total debt was $1,109.1 million compared to the carrying value of $1,075.0 million, excluding deferred financing costs. As of December 31, 2023, the fair value of total debt was equal to the carrying value of $712.5 million, excluding deferred financing costs.

10. Debt
The following table provides a summary of the Company’s debt as of September 29, 2024 and December 31, 2023, including the carrying value of the debt less debt issuance costs:

	September 29, 2024		December 31, 2023
(U.S. Dollars presented in millions)	Current	Long-term	Current	Long-term
Revolving credit facility due November 2027	$—	$—	$—	$—
Term loan due November 2027	—	—	18.8	693.7
Revolving credit facility due June 2029	—	375.0	—	—
7.00% Senior Notes due 2032	—	700.0	—	—
	—	1,075.0	18.8	693.7
Less: Unamortized debt issuance costs	—	(12.7)	(1.2)	(3.5)
Total	$—	$1,062.3	$17.6	$690.2

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

The revolving credit facility was paid in full during the third quarter of fiscal 2023. During the thirteen weeks ended September 24, 2023, the Company made total payments of $28.1 million on the term loan, consisting of a $4.7 million required payment due September 2023, and $23.4 million of required amortization payments due during each of the next three quarters. As such, we were not required to make, nor did we make, any required amortization payments associated with the term loan during the fourth quarter of fiscal 2023 or in the first two quarters of fiscal 2024. In June 2024, the Company refinanced the 2022 Credit Agreement, including extinguishing and repaying all amounts outstanding under the existing term loan facility, inclusive of accrued and unpaid interest.

Interest rates under the 2022 Credit Agreement were variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s net leverage ratio, as measured by net leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Interest rates could range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net leverage was defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA was defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments, and certain other one-time adjustments. The net leverage ratio was not permitted to exceed 3.875 to 1.00 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.00 in January 2025. The Company was also required to maintain a minimum interest coverage ratio, defined as Consolidated EBITDA compared to consolidated interest expense, of 3.0 to 1.0. The Company was in compliance with all debt covenants under the 2022 Credit Agreement through the date of the June 2024 refinancing transaction.

2024 Refinancing Transaction
On June 27, 2024, the Company completed a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”), which amended and restated the 2022 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the previously announced acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions.

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

The Senior Notes had an outstanding balance of $700.0 million as of September 29, 2024. As of September 29, 2024, prepaid debt issuance costs related to the Notes were $12.7 million and are being amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets.

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

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances, or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of September 29, 2024.

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

The 2024 Credit Agreement also contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2024, 3.50 to 1:00 and (ii) in the case of any fiscal quarter ending on or following March 31, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of September 29, 2024.

The revolving credit facility had an outstanding balance of $375.0 million as of September 29, 2024 and had $350.4 million of availability. Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. As of September 29, 2024, prepaid debt issuance costs related to the 2024 Credit Agreement were $4.9 million and will be amortized over the term of the debt. At September 29, 2024, these costs are included in other assets in our condensed consolidated balance sheets.

Interest paid on debt was $6.7 million and $34.7 million for the thirteen and thirty-nine weeks ended September 29, 2024, respectively, and $14.4 million and $49.1 million for the thirteen and thirty-nine weeks ended September 24, 2023, respectively.

11. Restructuring Charges
For the thirteen and thirty-nine weeks ended September 29, 2024, we recognized restructuring charges of $7.8 million and $11.0 million, respectively. For the thirteen and thirty-nine weeks ended September 24, 2023, we recognized restructuring charges of $1.4 million and $4.1 million. Restructuring charges for all periods presented are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at June 30, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 29, 2024
Workforce reduction costs	$1.4	$5.7	$(2.7)	$—	$4.4
Other(b)	0.1	2.1	(0.9)	(1.2)	0.1
	$1.5	$7.8	$(3.6)	$(1.2)	$4.5

(U.S. Dollars presented in millions)	Balance at June 25, 2023	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 24, 2023
Workforce reduction costs	$3.2	$1.2	$(3.0)	$—	$1.4
Other(b)	0.1	0.2	(0.2)	—	0.1
	$3.3	$1.4	$(3.2)	$—	$1.5

(U.S. Dollars presented in millions)	Balance at December 31, 2023	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 29, 2024
Workforce reduction costs	$1.3	$7.7	$(4.6)	$—	$4.4
Other(b)	0.1	3.3	(2.1)	(1.2)	0.1
	$1.4	$11.0	$(6.7)	$(1.2)	$4.5

(U.S. Dollars presented in millions)	Balance at December 25, 2022	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 24, 2023
Workforce reduction costs	$15.3	$2.5	$(16.4)	$—	$1.4
Other(b)	0.1	1.6	(1.6)	—	0.1
	$15.4	$4.1	$(18.0)	$—	$1.5
(a)    Cash expenditures primarily related to severance charges.
(b)    Other includes provisions and non-cash writeoffs related to facility closure costs.

12. Income Taxes

The effective income tax rates for the thirteen weeks ended September 29, 2024 and September 24, 2023, were 26.1 percent and 23.4 percent, respectively. The net increase in the effective tax rate between the periods is primarily due to nondeductible acquisition-related transaction costs, an increase in nondeductible stock compensation and changes in foreign income inclusions with offsetting foreign tax credits, partially offset by favorable return-to-provision adjustments and a decrease in the deferred tax liability for foreign earnings.

The difference between our effective income tax rate for the thirteen weeks ended September 29, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, nondeductible compensation, nondeductible acquisition-related transaction costs and foreign income inclusions with offsetting tax credits, partially offset by favorable return-to-provision adjustments and the mix of earnings in jurisdictions with differing tax rates.

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

The effective income tax rates for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, were 24.6 percent and 25.4 percent, respectively. The net decrease in the effective tax rate between the periods is primarily related to favorable return-to-provision adjustments, the stock compensation windfall benefit for shares which vested and a decrease in the deferred tax liability for foreign earnings, partially offset by nondeductible acquisition-related transaction costs and nondeductible compensation.

The difference between our effective income tax rate for the thirty-nine weeks ended September 29, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits, nondeductible compensation and nondeductible acquisition-related transaction costs, partially offset by favorable return-to-provision adjustments, the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

The difference between the Company’s effective income tax rate for the thirty-nine weeks ended September 24, 2023, and the U.S. statutory rate of 21.0 percent is due to unfavorable changes in state and local income taxes, nondeductible compensation, foreign income inclusions with offsetting foreign tax credits, recognition of a deferred tax liability for foreign earnings and changes due to foreign tax return filings, partially offset by the mix of earnings in jurisdictions with differing tax rates.

13. Pension and Other Postretirement Plans
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

The components of net periodic cost (benefit) for pension and other postretirement plans for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively, are as set forth in the tables below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic cost (benefit) are classified as other income, net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.3	1.7	0.1	0.1
Expected return on plan assets	(1.0)	(1.8)	—	—
Net periodic cost (benefit)	$0.3	$(0.1)	$0.2	$0.2

	Pension Benefits		Postretirement Benefits
	39 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Service cost	$—	$—	$0.4	$0.3
Interest cost	3.9	4.9	0.3	0.2
Expected return on plan assets	(3.1)	(5.3)	—	—
Net periodic cost (benefit)	$0.8	$(0.4)	$0.7	$0.5

14. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023.

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Reserve balance at the beginning of the period	$10.6	$13.2	$12.9	$11.2
Provision for warranties issued	4.3	8.2	15.2	26.3
Settlements made (in cash or in kind)	(5.7)	(7.8)	(18.9)	(23.9)
Reserve balance at the end of the period	$9.2	$13.6	$9.2	$13.6

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of September 29, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of September 29, 2024 and December 31, 2023.

15. Accumulated other comprehensive loss
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2024	$(7.7)	$(3.0)	$(10.0)	$(20.7)
Amounts classified into accumulated other comprehensive (loss) income	(4.0)	(4.1)	—	(8.1)
Amounts reclassified into earnings	—	2.0	—	2.0
Net current period other comprehensive (loss) income	(4.0)	(2.1)	—	(6.1)
Balance at September 29, 2024	$(11.7)	$(5.1)	$(10.0)	$(26.8)

Balance at June 25, 2023	$1.6	$3.8	$(9.3)	$(3.9)
Amounts classified into accumulated other comprehensive (loss) income	(2.0)	1.6	—	(0.4)
Amounts reclassified into earnings	—	(3.1)	—	(3.1)
Net current period other comprehensive loss	(2.0)	(1.5)	—	(3.5)
Balance at September 24, 2023	$(0.4)	$2.3	$(9.3)	$(7.4)

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive (loss) income	(15.8)	(8.0)	—	(23.8)
Amounts reclassified into earnings	—	0.7	—	0.7
Net current period other comprehensive (loss) income	(15.8)	(7.3)	—	(23.1)
Balance at September 29, 2024	$(11.7)	$(5.1)	$(10.0)	$(26.8)

Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive income	7.6	8.1	—	15.7
Amounts reclassified into earnings	—	(8.6)	—	(8.6)
Net current period other comprehensive income (loss)	7.6	(0.5)	—	7.1
Balance at September 24, 2023	$(0.4)	$2.3	$(9.3)	$(7.4)

16. Stock Repurchase Program
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

During the thirteen weeks ended September 29, 2024, we did not repurchase any shares of our common stock. During the thirty-nine weeks ended September 29, 2024, we repurchased 371,499 shares of our common stock under this program. The shares were repurchased at a cost of approximately $6.5 million, or an average of $17.58 per share, during the thirty-nine weeks ended September 29, 2024. During the thirteen and thirty-nine weeks ended September 24, 2023, we repurchased 942,918 and 1,347,776 shares of our common stock under this program, respectively. The shares were repurchased at a cost of approximately $11.5 million and $15.9 million, respectively, or an average of $12.23 and $11.83 per share, respectively, during the thirteen and thirty-nine weeks ended September 24, 2023.

As of September 29, 2024, $21.5 million remained authorized for purchase under our stock repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 within Part I, Item 1A and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 within Part II, Item 1A.

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

•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the thirteen and thirty-nine weeks ended September 29, 2024 as compared to September 24, 2023. Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2024,” or “fiscal 2024” refers to our 2024 fiscal year that is a 52-week period that will end on December 29, 2024; and (2) “2023,” or “fiscal 2023” refers to our 2023 fiscal year that was a 53-week period that ended on December 31, 2023. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the third quarter of 2024” refers to the thirteen week period that ended on September 29, 2024; (2) “the third quarter of 2023” refers to the thirteen week period that ended on September 24, 2023; (3) “the first three quarters of 2024” refers to the thirty-nine weeks ended September 29, 2024; and (4) “the first three quarters of 2023” refers to the thirty-nine weeks ended September 24, 2023.

•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our thirty-nine week period that ended on September 29, 2024 as compared to our thirty-nine week period that ended on September 24, 2023. This section also provides a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.

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

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, parent company of Supreme, a cabinetry company, from GHK Capital Partners LP. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility.
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

Results of Operations

The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended September 29, 2024 compared to the thirteen weeks ended September 24, 2023.

Thirteen Weeks Ended September 29, 2024 Compared to the Thirteen Weeks Ended September 24, 2023

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	$ change	% change	September 24, 2023
NET SALES	$718.1	$40.8	6.0%	$677.3
Cost of products sold	480.1	40.3	9.2%	439.8
GROSS PROFIT	238.0	0.5	0.2%	237.5
Selling, general and administrative expenses	166.3	26.0	18.5%	140.3
Amortization of intangible assets	6.3	2.7	75.0%	3.6
Restructuring charges	7.8	6.4	457.1%	1.4
OPERATING INCOME	57.6	(34.6)	(37.5)%	92.2
Interest expense	20.0	4.7	30.7%	15.3
Other income, net	(1.8)	(0.8)	80.0%	(1.0)
INCOME BEFORE TAXES	39.4	(38.5)	(49.4)%	77.9
Income tax expense	10.3	(7.9)	(43.4)%	18.2
NET INCOME	$29.1	$(30.6)	(51.3)%	$59.7
Net sales
Net sales were $718.1 million for the thirteen weeks ended September 29, 2024 compared to $677.3 million for the thirteen weeks ended September 24, 2023, an increase of $40.8 million, or 6.0 percent. The higher net sales, compared to the thirteen weeks ended September 24, 2023, were primarily driven by the acquisition of Supreme, which contributed $60.8 million of incremental net sales. Excluding the impact of Supreme, the $20.0 million decrease in net sales from the third quarter of 2023 was driven primarily by the combined net impact of price and mix on our overall average selling price, which accounted for 14.0 percent of the $20.0 million decrease. Sales unit volume was essentially flat year over year. Overall end-market demand was softer in the third quarter of 2024 as compared to the third quarter of 2023 in the repair and remodel markets, while single-family new construction was stronger in the third quarter of 2024 as compared to the third quarter of 2023.

Compared to the thirteen weeks ended September 24, 2023, net sales to dealers, whose end customers include builders, professional trades and home remodelers, increased $25.1 million, or 6.8 percent, net sales to retailers, including through their respective retail internet website portals, increased $0.8 million, or 0.3 percent, and net sales directly to builders increased $14.9 million, or 18.9 percent.

Foreign currency impact was unfavorable by $0.4 million during the thirteen weeks ended September 29, 2024 as compared to the thirteen weeks ended September 24, 2023.
Cost of products sold
Cost of products sold increased by $40.3 million, or 9.2 percent, to $480.1 million (66.9 percent of net sales) in the thirteen weeks ended September 29, 2024 as compared to $439.8 million (64.9 percent of net sales) in the thirteen weeks ended September 24, 2023. The $40.3 million increase in cost of products sold is due primarily to the acquisition of Supreme, which contributed $40.6 million of incremental cost of products sold, including recognition of $2.2 million of cost of products sold related to the fair value step-up in inventory value at the date of acquisition. Excluding the impact of Supreme, cost of products sold for the thirteen weeks ended September 29, 2024 was comparable to our cost of products sold during the thirteen weeks ended September 24, 2023, as the year-over-year increase in realized savings from various cost reduction actions and lower variable compensation was offset by the combined net impact of price and mix and inflation in inbound transportation and labor costs. Additionally, the third quarter of 2023 was favorably impacted by $2.0 million of insurance recoveries related to the tornado at our Jackson, Georgia facility and $3.0 million of accumulated medical rebates related to the favorable renegotiation of our health insurance program that did not recur in the current year.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $26.0 million, or 18.5 percent, to $166.3 million (23.2 percent of net sales) in the thirteen weeks ended September 29, 2024 compared to $140.3 million (20.7 percent of net sales) in the thirteen weeks ended September 24, 2023. The increase in the third quarter of 2024 is primarily due to acquisition-related costs ($15.0 million) associated with the acquisition of Supreme, the inclusion of Supreme ($12.1 million) and increased associate-related costs, net of lower variable compensation ($2.4 million).

Restructuring charges
Restructuring charges were $7.8 million in the thirteen weeks ended September 29, 2024, compared to restructuring charges of $1.4 million in the thirteen weeks ended September 24, 2023. Charges in the third quarter of 2024 include severance costs, facility closure costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $20.0 million in the thirteen weeks ended September 29, 2024 as compared to $15.3 million in the thirteen weeks ended September 24, 2023. The increase in the third quarter of 2024 is due primarily to the unfavorable impact of higher outstanding debt in the third quarter of 2024, as compared to the third quarter of 2023, in connection with the funding of the Supreme acquisition.

Other income, net
Other income, net was $1.8 million in the thirteen weeks ended September 29, 2024, an increase of $0.8 million as compared to other expense, net of $1.0 million in the thirteen weeks ended September 24, 2023. This increase was due primarily to transactional foreign currency gains in the third quarter of 2024.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen weeks ended September 29, 2024 and September 24, 2023 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions, except percentages)	September 29, 2024	September 24, 2023
Income before taxes	$39.4	$77.9
Income tax expense	10.3	18.2
Effective tax rate	26.1%	23.4%

The effective income tax rates for the thirteen weeks ended September 29, 2024 and September 24, 2023, were 26.1 percent and 23.4 percent, respectively. The net increase in the effective tax rate between the periods is primarily due to nondeductible acquisition-related transaction costs, an increase in nondeductible stock compensation and changes in foreign income inclusions with offsetting foreign tax credits, partially offset by favorable return-to-provision adjustments and a decrease in the deferred tax liability for foreign earnings.

The difference between our effective income tax rate for the thirteen weeks ended September 29, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, nondeductible compensation, nondeductible acquisition-related transaction costs and foreign income inclusions with offsetting tax credits, partially offset by favorable return-to-provision adjustments and the mix of earnings in jurisdictions with differing tax rates.

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

The following discussion of condensed consolidated results of operations refers to the thirty-nine weeks ended September 29, 2024 compared to the thirty-nine weeks ended September 24, 2023.

Thirty-Nine Weeks Ended September 29, 2024 Compared to the Thirty-Nine Weeks Ended September 24, 2023

	Thirty-Nine Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	$ change	% change	September 24, 2023
NET SALES	$2,032.7	$(16.4)	(0.8)%	$2,049.1
Cost of products sold	1,359.0	(11.8)	(0.9)%	1,370.8
GROSS PROFIT	673.7	(4.6)	(0.7)%	678.3
Selling, general and administrative expenses	450.8	33.5	8.0%	417.3
Amortization of intangible assets	13.7	2.1	18.1%	11.6
Restructuring charges	11.0	6.9	168.3%	4.1
OPERATING INCOME	198.2	(47.1)	(19.2)%	245.3
Interest expense	54.7	4.8	9.6%	49.9
Other income, net	(5.0)	(4.9)	n/m (1)	(0.1)
INCOME BEFORE TAXES	148.5	(47.0)	(24.0)%	195.5
Income tax expense	36.6	(13.0)	(26.2)%	49.6
NET INCOME	$111.9	$(34.0)	(23.3)%	$145.9
___________
(1)Not meaningful.
Net sales
Net sales were $2,032.7 million for the thirty-nine weeks ended September 29, 2024 compared to $2,049.1 million for the thirty-nine weeks ended September 24, 2023, a decrease of $16.4 million, or 0.8 percent. The lower net sales, compared to the thirty-nine weeks ended September 24, 2023, were driven by the combined net impact of price and mix on our overall average selling price, partially offset by an increase in sales unit volume. Excluding the $60.8 million of incremental sales in the third quarter of 2024 related to the Supreme acquisition, the increased sales unit volume offset 9.0 percent of the gross year over year decrease in net sales. Overall end-market demand was softer in the first three quarters of 2024 as compared to the first three quarters of 2023 in the repair and remodel markets, while single-family new construction strengthened in the first three quarters of 2024.

Compared to the thirty-nine weeks ended September 24, 2023, net sales to dealers, whose end customers include builders, professional trades and home remodelers, declined $32.7 million, or 3.0 percent, and net sales to retailers, including through their respective retail internet website portals, declined $21.1 million, or 2.9 percent. Net sales directly to builders increased $37.4 million, or 16.4 percent.

Foreign currency impact was unfavorable by $0.7 million during the thirty-nine weeks ended September 29, 2024 as compared to the thirty-nine weeks ended September 24, 2023.

Cost of products sold
Cost of products sold decreased by $11.8 million, or 0.9 percent, to $1,359.0 million (66.9 percent of net sales) in the thirty-nine weeks ended September 29, 2024 as compared to $1,370.8 million (66.9 percent of net sales) in the thirty-nine weeks ended September 24, 2023. The $11.8 million decrease in cost of products sold in the first three quarters of 2024 is due primarily to the combined net impact of price and mix. This overall decrease was also a function of a year-over-year increase in realized savings from various cost reduction actions, carry over deflation in commodity costs and inbound transportation, and $5.2 million of net incremental costs in the first three quarters of 2023 ($9.4 million of gross costs, less $4.2 million of insurance recoveries) related to the tornado at the Jackson, Georgia facility that did not recur in the current year. This overall decrease was partially offset by the impact of increased sales unit volume, which offset 8.9 percent of the gross year-over-year decrease in cost of products sold, the acquisition of Supreme, which contributed to $40.6 million of cost of products sold and $3.0 million of accumulated medical rebates in 2023 related to the favorable renegotiation of our health insurance program that did not recur in the current year.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $33.5 million, or 8.0 percent, to $450.8 million (22.2 percent of net sales) in the thirty-nine weeks ended September 29, 2024 compared to $417.3 million (20.4 percent of net sales) in the thirty-nine weeks ended September 24, 2023. The increase in the first three quarters of 2024 is primarily due to increased acquisition-related costs ($19.4 million) associated with the acquisition of Supreme, the inclusion of Supreme ($12.1 million) and associate-related costs ($12.8 million), including salaries and incentive compensation, and professional support fees ($5.8 million). These increases are partially offset by lower distribution and commission costs ($9.5 million), as a result of the decrease in net sales. The first three quarters of 2023 included $2.3 million of costs directly related to the separation from Fortune Brands, which did not recur in 2024.

Restructuring charges
Restructuring charges were $11.0 million in the thirty-nine weeks ended September 29, 2024, as compared to restructuring charges of $4.1 million in the thirty-nine weeks ended September 24, 2023. Charges in the thirty-nine weeks ended September 29, 2024 are largely related to severance costs, facility closure costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $54.7 million in the thirty-nine weeks ended September 29, 2024 as compared to $49.9 million in the thirty-nine weeks ended September 24, 2023. The first three quarters of 2024 include $6.5 million of nonrecurring interest expense incurred in connection with the debt refinancing transaction, including the write-off of deferred financing fees. This increase was partially offset by the favorable impact of lower average outstanding debt in the first half of 2024 as compared to the first half of 2023, as strong cash from operations throughout fiscal 2023 was used, in part, to pay down our revolving credit facility and term loan included as part of the 2022 Credit Agreement.

Other income expense, net
Other income, net was $5.0 million in the thirty-nine weeks ended September 29, 2024, an increase of $4.9 million as compared to other expense, net of $0.1 million in the thirty-nine weeks ended September 24, 2023. This increase was due primarily to transactional foreign currency gains recorded in the first three quarters of 2024.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirty-nine week periods ended September 29, 2024 and September 24, 2023 were as follows:

	Thirty-Nine Weeks Ended
(U.S. Dollars presented in millions, except percentages)	September 29, 2024	September 24, 2023
Income before taxes	$148.5	$195.5
Income tax expense	36.6	49.6
Effective tax rate	24.6%	25.4%

The effective income tax rates for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, were 24.6 percent and 25.4 percent, respectively. The net decrease in the effective tax rate between the periods is primarily related to favorable return-to-provision adjustments, the stock compensation windfall benefit for shares which vested and a decrease in the deferred tax liability for foreign earnings, partially offset by nondeductible acquisition-related transaction costs and nondeductible compensation.

The difference between our effective income tax rate for the thirty-nine weeks ended September 29, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits, nondeductible compensation and nondeductible acquisition-related transaction costs, partially offset by favorable return-to-provision adjustments, the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

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

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 within Part II, Item 1A.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement was secured by certain assets as well as the guarantee of certain of our subsidiaries.

On June 27, 2024, the Company refinanced this debt by completing the Offering of $700.0 million aggregate principal amount of the Senior Notes and entered into the 2024 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the previously announced acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions. In July 2024, upon closing, we funded the acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement (see Note 10, "Debt," for further details).

The Senior Notes will mature on July 15, 2032. Interest on the Senior Notes will accrue at a rate of 7.00 percent per annum and will be payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2025.

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances, or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of September 29, 2024.

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

The 2024 Credit Agreement also contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2024, 3.50 to 1:00 and (ii) in the case of any fiscal quarter ending on or following March 31, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of September 29, 2024.

As of September 29, 2024, we had $1,062.3 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.

Cash Flows
Below is a summary of cash flows for the thirty-nine weeks ended September 29, 2024 and September 24, 2023.

	Thirty-Nine Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 24, 2023
Net cash provided by operating activities	$176.9	$336.5
Net cash used in investing activities	(541.9)	(21.1)
Net cash provided by (used in) financing activities	331.3	(292.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	(1.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39.3)	$21.4

Net cash provided by operating activities was $176.9 million in the first three quarters of 2024 as compared to $336.5 million in the first three quarters of 2023. In the first three quarters of 2024, the movement in accounts receivable was $2.3 million unfavorable. In the first three quarters of 2023, our accounts receivable decreased $60.1 million as a result of improvements in our collection processes throughout 2023. In the first three quarters of 2024, the movement in inventory was $32.5 million unfavorable, reflective of the normal seasonal build in inventory from year-end. The first three quarters of 2023 had favorable movement in inventory of $103.9 million. In 2022, we executed an intentional build in inventory in the first three quarters of the year in order to mitigate the impact of an uncertain and volatile global supply chain environment. The favorable inventory movement in the first three quarters of 2023 reflected our efforts to more efficiently manage our inventory levels in the supply chain environment, which have continued through the first three quarters of 2024. Accounts payable was $18.0 million favorable in the first three quarters of 2024, reflective of the increased purchasing associated with the higher inventory balance from year-end, as compared to unfavorable accounts payable movement of $42.8 million in the first three quarters of 2023 as a result of decreased purchasing levels aligned with our inventory management. Restructuring charges, net of cash payments, was $4.3 million favorable in the first three quarters of 2024 as compared to $13.9 million unfavorable in the first three quarters of 2023.

Net cash used in investing activities was $541.9 million in the first three quarters of 2024, compared to net cash used in investing activities of $21.1 million in first three quarters of 2023. The year-over-year increase is due to the acquisition of Supreme, net of cash acquired, of $515.7 million and increased capital expenditures as compared to the prior year. These increases were partially offset by the proceeds from the sale of a former manufacturing facility site in the second quarter of 2024.

Net cash provided by financing activities was $331.3 million in the thirty-nine weeks ended September 29, 2024 as compared to net cash used of $292.1 million in the thirty-nine weeks ended September 24, 2023. In the first three quarters of 2023, we used strong cash flows from operations to pay down $272.5 million of debt. In the first three quarters of 2024, our $712.5 million term loan was repaid, and replaced with $700.0 million of Senior Notes as a result of the refinancing transaction completed in the second quarter. In the first three quarters of 2024, we used $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement to fund the Supreme acquisition. We have subsequently paid down $55.0 million on the revolving credit facility through the usage of cash flow from operations. The first three quarters of 2024 also included the payment of $17.8 million of financing fees.

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

Our critical accounting estimates requiring significant judgement that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Since the date of the Company’s most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions, except as set forth below.

Business Combinations
We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the purchase price for an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. We use a variety of information sources to determine the fair value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and actuaries and other third-party specialists, workers' compensation and general and product liabilities, as necessary. Transaction costs related to the acquisition of a business are expensed as incurred.

We estimate the fair value of acquired customer relationships using the multi-period excess earnings method. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets. Assumptions used in these calculations are considered from a market participant perspective and include revenue growth rates, estimated earnings, customer attrition rates, royalty rates and discount rates.

We estimate the fair value of tradenames using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings. Assumptions used in the determination of the fair value of a trade name include revenue growth rates, the royalty rate and the discount rate.

While we use our best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statement of operations.

Future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

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

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 29, 2024 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

The Company completed the Supreme acquisition on July 10, 2024. Management plans to exclude Supreme from its assessment of internal control over financial reporting as of December 29, 2024, because it was acquired by the Company in a purchase business combination during 2024.

We are currently integrating the processes and internal controls of Supreme. Except for the Supreme acquisition, there has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter ended September 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of September 29, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 14, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in the section entitled “Risk Factors” within Part I, Item 1A, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 in the section entitled “Risk Factors” within Part II, Item 1A.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 29, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

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
		Current Report on Form 8-K (File No. 001-41545)	July 11, 2024
3.1	Corrected Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective September 4, 2024	Current Report on Form 8-K (File No. 001-41545)	September 4, 2024
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 6, 2024	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer