Form 10-K
period 2024-12-29
MasterBrand, Inc.
filed 2025-02-19
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,824,505,782.

The registrant had outstanding 127,649,029 shares of common stock as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information from the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders scheduled to be held on June 5, 2025 will be herein incorporated by reference into Part III of this report.

PART I
Item 1.    Business

MasterBrand, Inc. (“we,” “us,” “our,” “MasterBrand” or the “Company”) was founded over 70 years ago in 1954 under the name United Cabinet Incorporated. We are the largest manufacturer of residential cabinets in North America, based on 2023 reported net sales. Our products are sold throughout the United States and Canada to the remodeling and new construction markets through three primary channels: dealers, retailers and builders.

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

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint.

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

Lead Through Lean – Engage teams and foster problem-solving
The MasterBrand Way and the associated lean tools not only drive efficiencies, but engage our associates in the process. The importance of human capital, specifically the ability to attract, retain and develop associates, has become more apparent in a post-pandemic world. Through weekly continuous improvement events across our manufacturing facilities and offices, we provide the individuals closest to our business problems with the training and tools required to fix these issues. Through empowering associates to remedy issues locally, the MasterBrand Way fosters problem-solving and enhances our culture of continuous improvement. Beyond improved engagement and retention, we are able to witness leadership among our associates and develop internal talent. As opportunities present themselves across the organization, we are positioned to staff these roles internally. Given the competition for skilled labor in North America, we believe our Lead Through Lean initiative will help us achieve exceptional financial performance.

Tech Enabled - Drive profitable growth and transform the way we work through digital, data and analytics
We are focused on ways to transform our business and how we service our customers and, ultimately, the end consumer by leveraging technology. We see opportunities to leverage data and analytics across our back office, plant floor and through customer interactions. The consumer journey in residential kitchen and bath cabinets is evolving as new technologies become available to both consumers and manufacturers. Beyond a transactional process, the consumer journey is increasingly relationship-based, starting from the initial contact or touchpoint, continuing through the buying cycle and finishing at the end of installation. Customers prefer partners that can support them through this evolving landscape, and consumers are demanding a transformation of the buying process. We are utilizing data-first strategies like net promoter scores and web analytics to unlock insights into customer and consumer trends and drive improvements in the consumer experience. We believe we can further differentiate ourselves as the leader in this space by continuing to invest in digital tools and sophisticated data analytics capabilities that will improve the overall experience, speed to market and access to information, allowing us to serve consumers’ evolving needs and capture additional sales growth.

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
Our Company was built in part through strategic, well-executed acquisitions, and we have proven to be a highly effective consolidation platform. In July 2024, we acquired Supreme, a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. This acquisition allows us to reach more customers, through highly complementary dealer networks, with greater efficiency and effectiveness, and has broadened our portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories. We believe we will have opportunities to drive future value creation through additional thoughtful and strategic acquisitions. We regularly monitor the landscape for attractive opportunities that could allow us to leverage our operations and strong customer relationships, expand our portfolio of products and expand into new categories and geographies. We expect to drive long-term stockholder value by utilizing a disciplined process to identify, evaluate and execute strategic acquisitions and integrate acquired businesses.

Channels
Our products are sold primarily throughout the United States and Canada to the remodeling and new construction markets through three primary channels: Dealers, Retailers and Builders.

1.Dealers: We built the industry’s largest and, we believe, strongest network, with well-established relationships with over 7,700 cabinet dealers across the United States and Canada, inclusive of those acquired with Supreme. Many of these dealers have been partners for decades and cover a wide spectrum of the market. Some specialize in remodeling, while others provide regional service to a variety of new construction home builders. Our extensive dealer network allows us to have exceptional market reach and the ability to target key growth markets.

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

Customers
Our business competes based on quality, price, service and responsiveness to dealer, retailer and builder needs, as well as end-user consumer preferences. Our markets are very competitive. Lowe’s Companies, Inc. (“Lowe’s”) comprised approximately 22 percent, 21 percent and 20 percent of our net sales for our 2024, 2023 and 2022 fiscal years, respectively. The Home Depot, Inc. (“The Home Depot”) comprised approximately 15 percent, 16 percent and 17 percent of our net sales for our 2024, 2023 and 2022 fiscal years, respectively. Net sales to international markets represented approximately 5 percent, 5 percent and 6 percent for our 2024, 2023 and 2022 fiscal years, respectively.

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

Intellectual Property
We actively maintain and protect our trademarks, copyrights and trade secrets. Our products are marketed under a range of registered and unregistered trademarks that are widely recognized within our industry. To safeguard these assets, we continue to monitor for unauthorized use and take appropriate measures to prevent infringement.

In addition to the brand protection offered by our trademarks, patent protection helps distinguish our unique product features in the market by preventing others from making, using, importing and selling our innovations in markets in which we have patent protection. We hold U.S. and foreign patents covering various features used in products we sell. Although we rely on certain patents and patent groups that provide important protections to us, no single patent or patent group is material to our business as a whole.

Seasonality
There is year-round demand for our products. However, we traditionally experience lower sales in the first quarter of the year when new home construction and R&R activity are at their lowest. As a result of the seasonal demand pattern and associated timing of working capital fluctuations, our cash flow from operating activities is typically higher in the second half of the year.

Environmental Matters
We endeavor to be a leader in environmental compliance and sustainability. Since 2018, we have partnered with the National Forest Foundation (“NFF”) tree planting campaign. NFF works with U.S. Forest Service to promote the health and public enjoyment of our 193-million-acre National Forest System. We support NFF’s campaign to plant 50 million trees across national forests by the end of 2025, of which, the NFF has planted 38.2 million trees as of December 29, 2024.

We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals for the years ended December 29, 2024 and December 31, 2023. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other potentially responsible parties under Superfund or similar state laws or from insurance, will not have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Governmental Regulations
We are subject to a wide variety of local, state and federal laws and regulations in the countries where we conduct business. These laws and regulations often require the dedication of time and effort of associates, as well as financial resources. During 2024, compliance with the applicable regulations did not have a material effect on our capital expenditures, earnings, or competitive position.

Human Capital Resources
As of December 29, 2024, we had more than 13,000 full-time and part-time associates (excluding contract workers). Approximately 81 percent of our workforce is composed of hourly production and distribution associates and the remaining population is comprised of associates in administrative roles. As of December 29, 2024, approximately 32 percent of our associates worked under collective bargaining agreements. Below is a summary of the number of associates by role as of December 29, 2024:

Production and Distribution	Office	Total
10,813	2,503	13,316

We are a values-based organization and believe our strong culture is a true differentiator. We are guided by our purpose of building great experiences together. We do this through The MasterBrand Way, a cultural foundation where every individual plays a role to make the team better, be bold to drive our business forward and champion improvement in all that we do. We build opportunity, purpose and reward into our associate experience and create a culture where our associates can thrive and bring the full power of MasterBrand to all that we do. We invest in our teams and develop our associates to become the next generation of leaders who seek out a continuous improvement mindset in all aspects of our business to unlock our full potential. We also endeavor to create a best place to work environment that keeps our associates safe, values their unique experiences and perspectives and fosters a culture of ethical behavior, transparency, honesty, business integrity, collaboration and belonging. We do this through the programs summarized below, and the objectives and related risks of each are overseen by our Board of Directors or its committees.

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

Two of our primary safety measures are the Total Recordable Incidence Rate (“TRIR”) and Lost Time Rate (“LTR”). For our 2024 fiscal year, our TRIR was 0.64, compared to 0.84 for our 2023 fiscal year, and our LTR was 0.18 for both our 2024 and 2023 fiscal years. Our safety focus is also demonstrated by comparing our TRIR and LTR to the Bureau of Labor Statistics (“BLS”) industry averages. For our 2024 fiscal year, our TRIR and LTR were below the 2023 BLS industry averages of 3.1 and 1.1, respectively.

Attracting and Retaining Superior Talent
To attract and retain superior talent at all levels of our Company, we have designed our offerings to be competitive and are seen as a leader in the communities where our associates live and work. Our total rewards are designed to be market competitive, align incentives with our performance and provide physical, emotional and financial well-being support to meet the individualized needs of our associates. We have a strong pay-for-performance culture that is supported by incentive programs that take into consideration business results and associate performance. We also offer a range of benefits including retirement savings plans, comprehensive healthcare and mental-health benefits, including medical, dental and vision coverage, health savings and spending accounts, wellness and associate assistance services. In 2024, we strengthened our benefit offerings by providing a comprehensive mental health benefit. This benefit offers individualized care that integrates into our medical plan for our associates and their families, critical incident response, leader empowerment and support.

Creating a Team-Based Culture
We value fostering a team-based culture and celebrate our team’s wide range of perspectives and experiences. We believe attracting and engaging talented associates with diverse perspectives enables us to be more innovative, responsive to consumer needs and deliver strong performance and growth.

We support our communities through outreach and investment.

Our engagement pulse survey fosters our associate listening strategy, providing routine feedback and meaningful action to drive improvement in our culture.

Talent Development and Succession
Our talent philosophy guides our talent management approach from hiring practices to talent development and succession planning. We believe that it is about the team, and individual success cannot be achieved without exceptional team performance. We provide associates the tools to be successful in their current role and invest in front-line leader training across the organization to ensure we are developing those with the greatest impact on our associate experience. We expect high performance and raise the bar on ourselves every year. We invest heavily in goal setting to create clarity and alignment and use performance management programs to support this high-performance culture. We understand that our most critical roles serve as points of leverage to deliver value, and we place our best people in those roles, while attracting new talent and capabilities in support of continuous improvement in all we do. Behaviors are foundational, and our culture of making the team better, being bold and championing improvement is embedded in our performance management programs to drive focus on how the work is accomplished. Finally, we know that we grow through transparency and have courageous conversations about expectations and development to ensure that we are helping each other be better every day.

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

Legal Structure
MasterBrand, Inc. is a holding company that was initially organized as a Delaware corporation in July 2022. Our principal operating subsidiaries include MasterBrand Cabinets, LLC (“MBC LLC”), Bertch Cabinet, LLC, Dura-Supreme, LLC, Kitchen Craft of Canada, Norcraft Companies, L.P., and Woodcrafters Home Products, S. de R.L. de C.V. As a holding company, we are a legal entity separate and distinct from our subsidiaries. Accordingly, our right, and thus the rights of our creditors (including holders of debt and other obligations) and stockholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that our claims as a creditor of such subsidiary may be recognized, in which event our claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries have financial obligations that must be satisfied before funding us. These obligations include debt service and obligations to trade creditors, among others.

Available Information
The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission ("SEC") (https://www.sec.gov). The Company’s website is http://www.masterbrand.com. The Company has adopted charters for each of its Audit, Compensation and Nominating, Environmental, Social and Governance Committees, corporate governance guidelines and a code of conduct, which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Investor Relations department. The use of our website serves as a channel of distribution of the Company’s information and the information we post through our website may be deemed material. Investors and others should monitor this channel, as well as our earnings and press releases, SEC filings, and webcasts. You may automatically receive email alerts and other information about the Company by signing up for email alerts at masterbrand.com/investors. The information contained on or accessible through the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered a part of this report.

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
Our business primarily relies on home improvement, R&R, and new home construction activity levels, principally in the U.S. and Canada. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, home prices, availability of financing, inflation and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including large kitchen and bath R&R projects; or making it more difficult to secure loans for renovations. Economic conditions, including as a result of inflation and increased interest rates, has and may continue to adversely impact our business by causing softer end-market demand for our products, decreased customer orders, delays in decisions to purchase our products and price-consciousness and “trade-downs” to lower priced products by consumers.

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
Our ten largest customers generated approximately 55 percent, 55 percent and 52 percent of our net sales for our 2024, 2023 and 2022 fiscal years, respectively. Lowe’s and The Home Depot comprised approximately 37 percent of our net sales for our 2024, 2023 and 2022 fiscal years. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any economic downturn, some of our customers may exit or severely curtail activity in certain of our markets.

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

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Global supply chain disruptions could continue, including as a result of the changing political landscape, to impact our ability to timely source necessary components and inputs. Import tariffs or other adverse trade actions could potentially lead to increases in prices of raw materials or components which are critical to our business. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations.

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our results of operations.
Because our component products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. Prices for our products are also affected by many other factors outside of our control, such as import tariffs. As a result, we have less influence or control over timing and price changes, which often are volatile in our industry. Moreover, our profit margins with respect to these products depend, in part, on managing our costs, particularly raw materials, labor (including contract labor) and transportation costs, which represent significant cost components that also fluctuate based upon market and other factors beyond our control.

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

Low unemployment rates in the U.S., rising wages, competition for qualified talent and attracting and retaining personnel in remote locations could result in the failure to attract, motivate and retain personnel. This can result in higher associate costs, higher attrition rates and significant shifts in the labor market and associate expectations and we may face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our results of operations.

As of December 29, 2024, approximately 32 percent of our associates worked under collective bargaining agreements. These collective bargaining agreements are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized associates upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

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

We may experience delays or outages in our information technology systems and computer networks, and our information technology or enterprise resource planning systems may fail to perform adequately. We may be subject to breaches of our information technology systems, which could damage our reputation and consumer relationships. Such breaches could subject us to significant financial, legal and operational consequences.
We rely on information technology systems and infrastructure, including support provided by third parties. In particular, we rely on such systems for manufacturing, customer orders, shipping, regulatory compliance and various other matters, as well as information technology systems and infrastructure to aid us in the collection, use, storage and transfer and other processing of data including confidential, business, financial and personal information such as customer buying preferences and marketing profiles. We, or third-party systems that we rely upon, may be subject to information technology system failures and network disruptions caused by delays or disruptions due to system updates, natural disasters, malicious attacks and threats, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions.

In addition, our businesses have implemented and may implement in the future, digital systems or technologies, enterprise resource planning systems or additional applications to replace outdated systems and to operate more efficiently. We may not be able to successfully implement these projects without experiencing difficulties, which could require significant financial and human resources and may impact our ability to efficiently service our customers. Any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized. If our information technology and other digital systems are damaged or fail to function properly or reliably, we may incur substantial remediation costs and experience data loss or theft, disruptions in our business operations and the impairment of our ability to maintain adequate internal controls and financial reporting. Moreover, we have acquired and may acquire in the future, businesses and subsidiaries that operate information technology systems that are distinct from our operating environment, which may result in significant integration or replacement issues or expenses.

We may be subject to security threats, including cyber and other attacks, which are becoming increasingly sophisticated, frequent and adaptive. In addition, many of our associates are working remotely, which, among other things, increases the importance of and exposes us to greater risks related to cybersecurity and our information technology systems. Third-party systems that we rely upon could also become vulnerable to the same risks and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. From time to time, we have had to address non-material security incidents. There can be no assurance that we will not experience security incidents in the future. Security measures and resources we devote to network security, data encryption and other security measures to protect our systems and data cannot provide absolute security. Breaches and breakdowns affecting our information technology systems or protected data could lead to negative publicity, legal claims, extortion, ransom, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions, data breach claims, privacy violations and other significant costs.

Data privacy considerations could impact our business.
In our business, we, ourselves and through our third parties, collect and process personal, confidential and sensitive data about our business, which includes sensitive information about our customers, associates, suppliers, distributors and others, including users of our online product engagement applications. Some of this data is stored, accessible or transferred. The interpretation and application of information security and privacy laws, rules and regulations applicable to our business (collectively, the “Data Protection Laws”) are uncertain and evolving. It is possible that the Data Protection Laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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
We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Mexico, Canada and Southeast Asia. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including global pandemics), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We could be adversely affected by international trade regulations, including the imposition of sanctions, duties, new or increased tariffs and anti-dumping penalties. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics, economic policies or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from Southeast Asia where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs. There is currently uncertainty about the future relationship between the U.S. and various other countries with respect to trade practices. The new U.S. administration has proposed the implementation of a number of tariffs, including a 25 percent tariff on imports from Mexico, Canada and other countries, which could, if enacted into law, likely significantly increase the cost of certain raw materials imported into the U.S. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming and costly.

Disruption of operations could adversely affect our profitability and competitive position.
We manufacture a significant portion of the products we sell. Any prolonged disruption in our manufacturing operations, whether due to technical or labor difficulties, continued labor shortages, transportation-related shortages, supply chain constraints, global pandemics, weather conditions, including the impact of extreme weather, lack of raw material or component availability, startup inefficiencies for new operations, destruction of or damage to any facility (as a result of natural disasters, fires and explosions, use and storage of hazardous materials or other events) or other reasons, could negatively impact our profitability and competitive position.

Inability to obtain raw materials and finished goods in a timely and cost-effective manner from suppliers could adversely affect our ability to manufacture and market our products.
We purchase raw materials to be used in manufacturing our products and also rely on third-party manufacturers to produce certain of the finished goods we sell. We often opt not to enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances we maintain single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies and prevent us from manufacturing or obtaining the finished goods necessary to meet customer demand.

We are dependent on third-party suppliers and service providers.
We are dependent on third parties for many of our products and components and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depend on our ability to obtain an adequate and timely supply of products and components. Failure of our suppliers to timely provide us quality products or services on commercially reasonable terms or to comply with applicable legal and regulatory requirements, could have an adverse effect on our results of operations or could damage our reputation. The operations of the third parties we depend on could be impacted by changing laws, regulations and policies, including those related to climate, labor availability, cybersecurity attacks and by adverse weather conditions, pandemics and other force majeure events, any of which could result in disruptions to their operations and result in shortages of supply, assertion of force majeure contract provisions and increases in the prices they charge for the raw materials, components and products they produce. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and may adversely affect our results of operations.

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
In addition to the acquisition of Supreme, we will continue to consider acquisitions and joint ventures as a means of enhancing stockholder value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers; the inability to achieve the expected financial results and benefits of transactions; the loss of key associates from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; incurrence of acquisition and integration costs and diversion of management’s attention from other business and strategic matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in increased financial leverage, increased borrowing costs, dilution in earnings per share or decreased return on capital.

Impairment charges could have a material adverse effect on our financial results.
Goodwill and other acquired intangible assets expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated for impairment by management at least annually. If the carrying value exceeds the implied fair value of goodwill, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. If the carrying value of an indefinite-lived intangible asset is greater than its fair value, the intangible asset is considered impaired and is reduced to fair value via a non-cash charge to earnings. Future events may occur that would adversely affect the fair value of our goodwill or other acquired intangible assets and require impairment charges. Such events may include, but are not limited to, lower than forecasted revenue growth rates, actual new construction and R&R growth rates that fall below our assumptions, actions of key customers, increases in market-participant discount rates, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in assumed royalty rates and a decline in the trading price of our common stock. We continue to evaluate the impact of economic and other developments to assess whether impairment indicators are present. Accordingly, we may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

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

During 2023, the Board of Directors of MasterBrand, Inc. approved a plan to terminate the defined benefit pension plan. The termination and settlement process preserves retirement benefits due to participants but changes the ultimate payor of such benefits. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company. The final pension settlement charges and the actual amount we will be required to contribute to the plan to fund benefit distributions in excess of plan assets are dependent on various factors, including the value of plan assets, the amount of lump-sum benefit distributions paid to participants, and the cost to purchase annuity contracts to settle the pension obligation.

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
On June 27, 2024, the Company completed a private offering of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 and entered into an amended and restated credit agreement. This debt could potentially have important consequences to us and our debt and equity investors, including:

▪require a substantial portion of our cash flow from operations to make interest and principal payments, which could reduce our profitability;
▪make it more difficult to satisfy debt service and other obligations;
▪increase the risk of a future downgrade of our credit ratings, which could increase our future debt costs and limit the future availability of debt financing;
▪increase our vulnerability to adverse economic and industry conditions, such as adverse interest rates;
▪reduce the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
▪limit our flexibility in planning for, or reacting to, changes in our business and the industry;
▪place us at a competitive disadvantage relative to our competitors that may not be as highly leveraged with debt; and
▪limit our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock.

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
Government regulations and policies pertaining to trade agreements, health and safety (including protection of associates as well as consumers), taxes and environment (including those specific to the climate and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. There are many government and industry regulatory standards focused on wood, including the Toxic Substances Control Act and the Lacey Act. In particular, there may be additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our results of operations.

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
▪product safety and performance;
▪competition practices;
▪trade, including duties and tariffs;
▪data privacy and the collection and storage of information; and
▪climate and protection of the environment.

In addition to complying with current requirements and known future requirements, we may be subject to new or more stringent requirements in the future.

As we sell new types of products or existing products in new geographic areas or channels, we are subject to the requirements applicable to those sales. Compliance with new or changed laws, regulations and other requirements, including as a part of government or industry response to environmental impacts, may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. Existing and new compliance activities are or may be costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and other requirements, our results of operations could be adversely affected.

We may be subject to significant compliance costs, as well as liabilities under environmental, health and safety laws and regulations.
Our past and present operations, assets and products are subject to extensive environmental laws and regulations at the federal, state and local level worldwide. These laws regulate, among other things, traceability of our wood sources, air emissions, the discharge or release of materials into the environment, the handling and disposal of wastes, remediation of contaminated sites, worker health and safety, and the impact of products on human health and safety and the environment. Under certain of these laws, liability for contaminated property may be imposed on current or former owners or operators of the property or on parties that generated or arranged for waste sent to the property for disposal. Liability under these laws may be joint and several and may be imposed without regard to fault or the legality of the activity giving rise to the contamination. Notwithstanding our compliance efforts, we may still face material liability, limitations on our operations, fines, or penalties for violations of environmental, health, and safety laws and regulations, including releases of regulated materials and contamination by us or previous occupants at our current or former properties or at offsite disposal locations we use.

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

In 2024, certain jurisdictions in which we operate enacted, or announced their intention to enact, legislation consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two). The model rules include minimum domestic top up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate, with some rules effective in 2024 or others becoming effective in 2025. The Pillar Two legislation, as enacted in certain jurisdictions in which we operate, does not materially impact our 2024 annual effective tax rate, nor do we expect it to materially impact our annual effective rate in 2025. However, further changes to our entity structure, enacted local legislation, or changes in jurisdictions in which we operate could adversely impact our results of operations. In addition, the new U.S. administration could modify key aspects of the tax code, which could materially affect our tax obligations and effective tax rate.

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

Risks Related to the Separation and Distribution

We have a short operating history as an independent, publicly-traded company, and our historical consolidated financial statements are not necessarily representative of the results we would have achieved as an independent, publicly-traded company and may not be reliable indicators of our future results.
Our historical consolidated financial statements included in this Annual Report on Form 10-K do not necessarily reflect the results of operations that we would have achieved as an independent, publicly-traded company during the periods presented or those that we will achieve in the future, including as a result of the following factors:

▪Historically, prior to the Separation, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were financed by Fortune Brands. Additionally, Fortune Brands historically managed and retained cash we generated prior to the Separation. Following completion of the Separation as of December 14, 2022, Fortune Brands no longer provided us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Fortune Brands, we have obtained and may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, and such arrangements may not be available to us or available on terms that are as favorable as those we could have obtained when we were part of Fortune Brands.

•Prior to the Separation, our business was operated by Fortune Brands as part of its broader corporate organization, rather than as an independent company. Fortune Brands historically performed various corporate functions for us, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions, including the board of directors and related committees, internal audit and external reporting. Our historical consolidated financial statements prior to the Separation reflect allocations of corporate expenses from Fortune Brands for these and similar functions. These allocations may be more or less than the comparable expenses we would have incurred had we operated as an independent, publicly-traded company.

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
The Separation resulted in our business becoming smaller and less diversified. As a result, we are more vulnerable to changing market conditions. In addition, the diversification of our revenues, costs and cash flows are diminished as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments and service debt may be diminished. We may experience decreased capital allocation efficiency and flexibility because we can no longer use cash flow from Fortune Brands to fund our business.

The terms we received in our agreements with Fortune Brands could be less beneficial than the terms we may have otherwise received from unaffiliated third parties, and Fortune Brands may fail to perform under such agreements.
The agreements we entered into with Fortune Brands in connection with the Separation, including the Separation and Distribution Agreement, a tax allocation agreement (the “Tax Allocation Agreement”) and an associate matters agreement (the “Employee Matters Agreement,”) that are still in effect, were prepared in the context of the Separation while we were still a wholly-owned subsidiary of Fortune Brands. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board of Directors or a management team that was independent of Fortune Brands. As a result, the terms of those agreements may not reflect terms that would have resulted from negotiations between unaffiliated third parties.

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
In connection with the Separation and prior to the Distribution, we and Fortune Brands entered into the Separation and Distribution Agreement and also entered into various other agreements, including a Tax Allocation Agreement and an Employee Matters Agreement. The Separation and Distribution Agreement, the Tax Allocation Agreement and the Employee Matters Agreement determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and includes any necessary indemnifications related to liabilities and obligations. The Employee Matters Agreement also provides for the establishment or amendment of certain employee benefit arrangements and the conversion or adjustment of equity incentive awards. We will rely on Fortune Brands to satisfy its performance and payment obligations under these agreements. If Fortune Brands is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

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
•the failure of securities analysts to cover our common stock;
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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity
We have developed our cybersecurity program to protect the assets used to create products, generate revenue, and service customers while complying with industry frameworks. We are also committed to protecting the confidentiality and integrity of our data, as well as the data of our associates and customers. Our cybersecurity program consists of key pillars focused on: risk management and cyber defense, as well as governance and compliance. Each of these pillars consists of controls and processes that are aligned with the National Institute of Standards and Technology (“NIST”) Cyber Security Framework.

Managing cybersecurity risk and maintaining a secure, reliable and functional corporate network and data systems are among our highest priorities. As a result, we have implemented practices, procedures, processes and governance mechanisms to help us achieve a robust cybersecurity environment.

Risk Management and Strategy
Cybersecurity risk management is a critical component of our overall enterprise risk management program. We consider cybersecurity to be a key risk, and we prioritize risks related to cybersecurity matters.

Risk Assessment and Identification
Our cyber defense practices prioritize protection against cybersecurity threats. We have operationalized a written incident response plan designed to assess, identify, address and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems. We use a threat intelligence platform to routinely monitor risks specific to both our organization and third parties. Our incident response playbook and processes are maintained within the cyber defense program and used to keep personnel trained. Penetration tests are conducted periodically to validate cyber defense control effectiveness.

We have also established cybersecurity taxonomy and operational parameters for our company. These parameters include acceptable technology and data use, data privacy, access controls, third-party governance and disaster recovery. Vulnerability management is also a key focus of our cybersecurity program, which consists of identifying and assessing vulnerabilities and taking appropriate action to manage risk. We routinely review our controls and technology use against our policies and assess our cybersecurity program against the NIST Cyber Security Framework.

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

We perform periodic cybersecurity assessments, including with the assistance of external third parties, to identify, assess and prioritize potential risks that could affect our information and data assets and infrastructure. Risks we identify are assessed based on severity and are addressed as appropriate through both tactical and strategic plans. Risk and security maturity assessments, as well as penetration assessments, are performed as part of our cybersecurity program.

Third Party Risk Management
We have a process in place to oversee our third-party vendors who have access to our information systems or who hold or store personal information on our behalf. We use a variety of methods and tools to assess such third-party vendors’ controls related to cybersecurity threats, including obtaining proof of a vendor’s testing of data protection controls, imposition of contractual obligations and reviews of data protection controls such as backups, encryption standards and disaster recovery. Our information technology and vendor risk management functions assess such third-party vendors as part of the initial determination process and then periodically thereafter.

Training and Awareness
Our associates are a critical part of our defense against potential cybersecurity incident exposure. All of our associates have a responsibility and a role to play by complying with our cybersecurity operational practices and reporting any potential cybersecurity incidents or exposures to our cybersecurity team.

All applicable associates receive cybersecurity training in the form of online modules on an annual basis, routine simulations and newsletters.

Material Cybersecurity Risks, Threats & Incidents
As of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition. We cannot assure you that we will not experience any such threats or incidents in the future. Any security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information and reputational damage adversely affecting investor confidence. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See Item 1A. Risk Factors for further details on risks related to potential breaches of our information technology systems.

Governance
The Audit Committee assists the Board in its oversight of our enterprise risk management program. The Audit Committee reviews our strategies, policies and internal controls relating to information technology, data privacy, data protection and cybersecurity. The Audit Committee’s review includes our plans to mitigate cybersecurity risks and to respond to data breaches. Broad oversight is maintained by our full Board.

Our Executive Vice President and Chief Digital and Technology Officer (“CDTO”) is responsible for the oversight of our information security strategy and cybersecurity program. Our CDTO has over 20 years of information technology experience, leading the development of a multi-year information technology strategy, including cross-functional information technology transformation and digital innovation initiatives. Our Vice President, Cyber Security and Risk, who reports directly to the CDTO, is responsible for day-to-day assessment and management of our cybersecurity matters and has over 20 years of experience in enterprise risk management, governance and compliance, defending against cyber threats and is a Certified Information Security Services Professional (“CISSP”). Our Vice President, Cyber Security and Risk oversees a cybersecurity team that focuses on the execution of our cybersecurity program, including cyber defense, as well as risk and compliance matters.

The cybersecurity team receives timely notifications about cybersecurity threats via the threat intelligence platform used by the company. In addition, this team leverages third-party security service and threat intelligence partners to operate and maintain our cyber defense program, to stay current on cybersecurity risks and to assess various areas of our operations.

Our Vice President, Cyber Security and Risk regularly provides updates on material cybersecurity risks to our CDTO and other members of senior management and provides reports to both the Audit Committee and the Board at least once a year, or more frequently as needed. The Audit Committee reviews and discusses with our management key process and risk indicators, progress on plans to address keys risks, and any material changes in threat landscapes or risk posture which could negatively affect our business.

Item 2.    Properties
Our corporate headquarters is located at 3300 Enterprise Parkway, Suite 300, Beachwood, Ohio, 44122. Prior to February 2024, our principal executive office was located at One MasterBrand Cabinets Drive, Jasper, Indiana, 47546. While our corporate headquarters is now in Beachwood, Ohio, our operations headquarters remains in Jasper, Indiana.

As of December 29, 2024, we principally operated 47 manufacturing facilities, distribution centers and warehouses throughout North America.

Type of Facility	United States	Mexico	Canada	Total
Manufacturing facilities* ...............................	21	4	1	26
Distribution centers and warehouses** .........	15	5	1	21
Total ..............................................................	36	9	2	47
* Manufacturing facilities include 20 which are owned and 6 which are leased.
** Distribution centers and warehouses include 5 which are owned and 16 which are leased.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of December 29, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 17, "Contingencies and Accrued Losses," of our audited consolidated financial statements within this Annual Report on Form 10-K.

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

Holders
On February 14, 2025, there were 7,413 record holders of our common stock, par value $0.01 per share. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Stockholder Return Comparison
We include in our Annual Report on Form 10-K a line graph presentation comparing the relative performance of our stock compared with the S&P SmallCap 600 Index and the S&P 600 Building Products Industry Index from the date we became publicly traded, December 15, 2022, through December 29, 2024. We have selected the S&P SmallCap 600 Index and the S&P 600 Building Products Industry Index for comparison due to the similarities of the companies in those indexes with respect to our market capitalization and line of business, respectively.

The following chart assumes a hypothetical $100 investment on December 15, 2022 and shows the cumulative value at the end of each succeeding year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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

Some of the important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements include:

•Our ability to develop and expand our business;
•Our ability to develop new products or respond to changing consumer preferences and purchasing practices;
•Our anticipated financial resources and capital spending;
•Our ability to manage costs;
•Our ability to effectively manage manufacturing operations and capacity, or an inability to maintain the quality of our products;
•The impact of our dependence on third parties to source raw materials and our ability to obtain raw materials in a timely manner or fluctuations in raw material costs;
•Our ability to accurately price our products;
•Our projections of future performance, including future revenues, capital expenditures, gross margins, and cash flows;
•The effects of competition and consolidation of competitors in our industry;
•Costs of complying with evolving tax and other regulatory requirements and the effect of actual or alleged violations of tax, environmental or other laws;
•The effect of climate change and unpredictable seasonal and weather factors;
•Conditions in the housing market in the United States and Canada;
•The expected strength of our existing customers and consumers and any loss or reduction in business from one or more of our key customers or increased buying power of large customers;
•Information systems interruptions or intrusions or the unauthorized release of confidential information concerning customers, employees, or other third parties;
•Worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, including risks associated with uncertain trade environments and changes to the U.S. administration;
•The effects of a public health crisis or other unexpected event;
•The inability to recognize, or delays in obtaining, anticipated benefits of the acquisition of Supreme, including synergies, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;
•The impact of our current and any additional future debt obligations on our business, current and future operations, profitability and our ability to meet other obligations;
•Business disruption following the acquisition of Supreme;
•Diversion of management time on acquisition-related issues;
•The reaction of customers and other persons to the acquisition of Supreme; and
•Other statements contained in this Annual Report on Form 10-K regarding items that are not historical facts or that involve predictions.

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
•Results of Operations: Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the 52-week period that ended on December 29, 2024 as compared to the 53-week period that ended on December 31, 2023. Unless the context otherwise requires, references to years and quarters contained in this Annual Report on Form 10-K pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Annual Report on Form 10-K to: (1) “2024,” “fiscal 2024” or our “2024 fiscal year” refers to our 2024 fiscal year that is a 52-week period that ended on December 29, 2024; (2)“2023,” “fiscal 2023” or our “2023 fiscal year” refers to our 2023 fiscal year that was a 53-week period that ended on December 31, 2023; and (3) “2022,” “fiscal 2022” or our “2022 fiscal year” refers to our 2022 fiscal year that was a 52-week period that ended on December 25, 2022.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our 2024 fiscal year as compared to our 2023 fiscal year. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 29, 2024 and December 31, 2023, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
•Recently Issued Accounting Standards: This section identifies our adoption of recently issued accounting standards.
•Critical Accounting Estimates: This section identifies and summarizes those accounting policies that significantly impact our reported results of operations and financial condition and require significant judgment or estimates on the part of management in their application.

Overview
Founded over 70 years ago, we are the largest manufacturer of residential cabinets in North America. Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in an improved facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that cannot be easily replicated. We expect to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization to ordering to delivery and installation.

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

On December 14, 2022, the Separation was completed via the Distribution. On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brands shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock, and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange beginning December 15, 2022. All share and per share amounts for the period presented in the consolidated financial statements, as discussed in further detail in Note 6, "Earnings Per Share," of our audited consolidated financial statements within this Annual Report on Form 10-K have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

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

Separating the former Cabinets segment into a standalone publicly-traded company significantly enhances the long-term growth and return prospects of our Company and offers substantially greater long-term value to stockholders, customers and associates. Moreover, separating the Cabinets segment into an independent, standalone company with publicly-traded stock provides our Company with a number of benefits, including:
•Strategic and Management Focus: The Separation enables our management team to better focus on strengthening our market-leading business and pursue targeted opportunities for long-term growth, profitability and value creation. Like many of our competitors and peers, we believe that we will be more effective in managing our capital structure with credit tied more specifically to its industry and business performance and achieving greater margin expansion by focusing on our operational effectiveness specific to its products. A dedicated management team and board of directors streamlines operational and strategic decision-making, and ensures management incentives are optimized and aligned with our strategic priorities and financial objectives are in line with our industry.

•Resource Allocation and Capital Deployment: The Separation provides us with an opportunity to implement a tailored capital structure that ties specifically to our industry and business that provides greater financial and operational flexibility and increased agility. We are better positioned to more effectively allocate resources to address unique operating needs relating to our manufacturing and marketing requirements within our specific markets, invest in strategic priorities that will maximize long-term potential and manage capital return strategies. Our unique operating needs are tailored towards enhancing the standardization of our processes, including with respect to our supply chain, and the specific manufacturing needs of our products and strengthening our lean manufacturing capabilities. The Separation provides an opportunity for us to more effectively focus on these unique operating needs and markets.
•Distinct Investment Opportunities and Investor Choice: The Separation creates a compelling investment opportunity for investors based on our unique operating model and financial profile. It also provides investors with enhanced insight into our distinct value drivers and allows for more targeted investment decisions.

Basis of Presentation
Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year and have been principally derived from the consolidated financial statements of our Company and its consolidated subsidiaries using the historical results of operations, and historical basis of assets and liabilities. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our historical financial statements through the date of Separation include allocations of expenses related to certain Fortune Brands corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, associate headcount or number of facilities, as applicable. Prior to the Separation, total expenses allocated for our 2022 fiscal year was $92.5 million. Of these allocations, $72.4 million was not previously allocated to us for our 2022 fiscal year. Such amounts are primarily included within selling, general and administrative expenses in our consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable for the period presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company during the period presented. Actual costs that we may have incurred had we been a standalone company during the period presented would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our associates and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The income tax amounts in our consolidated financial statements have been calculated on a separate return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf. The net taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net tax payable of $32.6 million to Fortune Brands as of December 25, 2022, was recorded in accounts payable and settled in 2023.
Following the Separation, a limited number of services that Fortune Brands provided to us, or we provided to them, prior to the Separation continued to be provided for a period of time under a transition services agreement. We are now incurring certain costs as a standalone public company, including services provided by our own resources or through third-party service providers relating to corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services, as well as ongoing additional costs associated with operating as an independent, publicly-traded company.

All transactions between us and Fortune Brands previously resulting in related party balances were settled in our consolidated financial statements immediately prior to the Distribution, or were settled shortly thereafter, including by making a distribution of capital by us to Fortune Brands of any remaining related party receivable owed by Fortune Brands to us. For more information regarding related party transactions with Fortune Brands, see Note 21, "Related Party Transactions," of our audited consolidated financial statements within this Annual Report on Form 10-K. Fortune Brands utilized a central approach to treasury management, and we historically participated in related cash pooling arrangements prior to the Separation. Our cash and cash equivalents on our consolidated balance sheets represent cash balances held in bank accounts owned by us and our consolidated subsidiaries. Prior to Separation, we had no third-party borrowings. All borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense have not historically been attributed to us as we were not the legal obligor of the debt, and the borrowings are not specifically identifiable to us. However, we incurred indebtedness in connection with the Separation and Distribution, which resulted in additional interest expense beginning in the fourth quarter of 2022.
Results of Operations
The following discussion includes a comparison of results of operations for the fifty-two weeks ended December 29, 2024 compared to the fifty-three weeks ended December 31, 2023. For comparisons of our 2023 fiscal year compared to our 2022 fiscal year, please refer to the heading “Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC.
Fiscal 2024 compared to Fiscal 2023

(U.S. Dollars presented in millions)	December 29, 2024	$ change	% change	December 31, 2023
NET SALES	$2,700.4	$(25.8)	(0.9%)	$2,726.2
Cost of products sold	1,823.4	(1.4)	(0.1%)	1,824.8
GROSS PROFIT	877.0	(24.4)	(2.7%)	901.4
Selling, general and administrative expenses	603.1	33.4	5.9%	569.7
Amortization of intangible assets	20.2	4.9	32.0%	15.3
Restructuring charges	18.0	7.9	78.2%	10.1
OPERATING INCOME	235.7	(70.6)	(23.0)%	306.3
Interest expense	74.0	8.8	13.5%	65.2
Gain on sale of asset	(4.3)	(4.3)	n/m(1)	—
Other (income) expense, net	(2.3)	(4.7)	n/m(1)	2.4
INCOME BEFORE TAXES	168.3	(70.4)	(29.5%)	238.7
Income tax expense	42.4	(14.3)	(25.2%)	56.7
NET INCOME	$125.9	$(56.1)	(30.8)%	$182.0
__________
(1)Not meaningful.

Net sales
Net sales were $2,700.4 million for 2024 compared to $2,726.2 million for 2023, a decrease of $25.8 million, or 0.9 percent. The second half of 2024 includes $121.2 million of incremental sales related to the Supreme acquisition. Excluding the impact of Supreme, the $147.0 million decrease in net sales in 2024 compared to 2023 was driven primarily by the combined net impact of price and mix on our overall average selling price, which accounted for 77.0 percent of the decrease, while lower sales unit volume represented 23.0 percent of the decrease from 2023 to 2024. Overall end-market demand was softer in 2024 as compared to 2023 in the repair and remodel markets, while single-family new construction strengthened in 2024. Foreign currency impact was unfavorable by $1.2 million during 2024 as compared to 2023.

Compared to 2023, net sales to dealers, whose end customers include builders, professional trades and home remodelers, declined $25.2 million, or 1.7 percent, and net sales to retailers, including through their respective retail internet website portals, declined $39.4 million, or 4.1 percent. Net sales directly to builders increased $38.8 million, or 12.4 percent.

Cost of products sold
Cost of products sold decreased by $1.4 million, or 0.1 percent, to $1,823.4 million (67.5 percent of net sales) in 2024 as compared to $1,824.8 million (66.9 percent of net sales) in 2023. The inclusion of Supreme in the second half of 2024 resulted in an incremental $83.4 million of cost of products sold. Excluding the impact of Supreme, the $84.8 million decrease in cost of products sold was driven primarily by the combined net impact of costs and mix, which accounted for 74.0 percent of the decrease, while lower sales unit volume represented 26.0 percent of the $84.8 million decrease. Year-over-year increases in realized savings from various cost reduction actions and carry over deflation in commodity costs and inbound transportation contributed to the decreased net impact of costs and mix. Additionally, 2023 included $9.4 million of incremental costs, less $7.4 million of insurance recoveries, related to the tornado that occurred during the first quarter of 2023 at our Jackson, Georgia facility.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $33.4 million, or 5.9 percent, to $603.1 million (22.3 percent of net sales) in 2024 compared to $569.7 million (20.9 percent of net sales) in the prior year. The increase in 2024 is primarily due to increased acquisition-related costs ($25.4 million) associated with the acquisition of Supreme, the inclusion of Supreme ($24.4 million) and increased associate-related costs, net of lower variable compensation ($9.1 million). These increases were partially offset by lower distribution and commission costs ($21.4 million), as a result of the decrease in sales unit volume. In 2023, we incurred $2.4 million of costs directly related to the separation from Fortune Brands.

Restructuring charges
Restructuring charges were $18.0 million in 2024 as compared to $10.1 million in 2023. Charges in 2024 include severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint. 2024 restructuring charges also include an asset impairment charge associated with the decision to exit a leased manufacturing facility. Restructuring charges in 2023 are largely related to severance costs and other associate-related costs, as well as an asset impairment charge resulting from the decision to permanently close a previously idled manufacturing facility.

Interest expense
Interest expense was $74.0 million in 2024, as compared to $65.2 million in 2023. The increase in interest expense is due to the higher outstanding debt balance in 2024 as a result of the second quarter debt refinancing transaction. Interest expense in 2024 also includes $6.5 million of nonrecurring interest expense incurred in connection with the debt refinancing transaction, including the write-off of deferred financing fees.

Gain on sale of asset
The gain on sale of asset resulted from the sale of a warehouse and land in the fourth quarter of 2024. The location was previously closed in conjunction with the consolidation of our warehouse facilities to enable efficiencies and increase annual savings. The facility sold for a purchase price of $6.6 million, resulting in a $4.3 million gain.

Other (income) expense, net
Other income, net was $2.3 million in 2024 compared to other expense, net of $2.4 million in 2023. The increase was due primarily to transactional foreign currency gains recorded in 2024, partially offset by increased pension costs, including $2.9 million of settlement charges resulting from the termination of our defined benefit pension plan.

Income taxes
Our consolidated income tax expense, income before taxes, and effective tax rate for the fiscal years ended December 29, 2024 and December 31, 2023 were as follows:

(U.S. Dollars presented in millions)	December 29, 2024	December 31, 2023
Income before taxes	$168.3	$238.7
Income tax expense	42.4	56.7
Effective tax rate	25.2%	23.8%

For 2024, the Company’s effective tax rate was 25.2 percent, compared to an effective tax rate of 23.8 percent for 2023. The increase in effective tax rate was primarily the result of an increase in the valuation allowance, nondeductible transaction costs related to the Supreme acquisition and foreign income inclusions net of foreign tax credits, partially offset by foreign exclusions, return-to-provision adjustments and the release of specific uncertain tax positions.

The 2024 effective income tax rate of 25.2 percent compared to the U.S. federal statutory rate of 21.0 percent was unfavorably impacted by net changes in state and local income taxes, foreign income taxed at higher rates, an increase in the valuation allowance, nondeductible transaction costs related to the Supreme acquisition and executive compensation. These were partially offset by favorable benefits for the partial release of uncertain tax positions, return-to-provision adjustments, tax credits and foreign exclusions. The 23.8 percent effective income tax rate for 2023 was unfavorably impacted by net changes in state and local income taxes and foreign income taxed at higher rates.
Liquidity and Capital Resources
Our primary liquidity needs have historically been to support working capital requirements and fund capital expenditures. Subsequent to the Separation, we may have liquidity needs to finance acquisitions and return cash to stockholders, such as the 2024 acquisition of Supreme. Historically, prior to Separation, our principal sources of liquidity were cash on hand, cash flows from operating activities and financial support from Fortune Brands via participation in Fortune Brands’ centralized approach to treasury management, including financing and cash management activities. Subsequent to the Separation, we implemented our own centralized approach to treasury, including cash management performed through cash pooling arrangements. Certain of our entities have standalone cash accounts that are not included in the centralized cash pooling arrangements. All cash balances specifically identifiable to us are included in our consolidated balance sheets and statement of cash flows. The cash flows presented in our consolidated statement of cash flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly-traded company for the period presented prior to the Separation.
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

On June 27, 2024, the Company refinanced this debt by completing a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”). The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions. In July 2024, upon closing, we funded the acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement (see Note 12, "Debt," for further details).

The Senior Notes were issued under the Indenture dated as of June 27, 2024 (the “Indenture”) and will mature on July 15, 2032. Interest on the Senior Notes will accrue at a rate of 7.00 percent per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2025.

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances, or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of December 29, 2024.

The revolving credit facility under the 2024 Credit Agreement is not subject to amortization and will mature in June 2029. The 2024 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries.

Interest rates on the revolving credit facility are variable based on the Secured Overnight Financing Rate (“SOFR”), or, at the Company’s option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) the rate of interest last quoted by the Administrative Agent (as defined in the 2024 Credit Agreement) as its “prime rate” and (iii) the one-month SOFR rate plus 1.00 percent (the “Base Rate”), plus, as applicable, a margin ranging from 1.625 percent to 2.25 percent per annum for SOFR-based loans and ranging from 0.625 percent to 1.25 percent per annum for Base Rate-based loans, in each case, depending on the Company’s net leverage ratio. The Company will also pay customary agency fees and a commitment fee based on the daily unused portion of the revolving credit facility ranging from 0.20 percent to 0.30 percent per annum, depending on its net leverage ratio.

The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants and restrictive covenants. The restrictive covenants limit the Company and its subsidiaries’ ability to, among other things, (i) incur indebtedness, (ii) create liens on the Company’s or such subsidiaries’ assets, (iii) engage in fundamental changes, (iv) make investments, (v) sell or otherwise dispose of assets, (vi) engage in sale-leaseback transactions, (vii) make restricted payments, (viii) engage in certain transactions with affiliates and (ix) enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The 2024 Credit Agreement also contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2024, 3.50 to 1:00 and (ii) in the case of any fiscal quarter ending on or following March 31, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of December 29, 2024.

As of December 29, 2024, we had $1,007.8 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.
Cash Flows
Below is a summary of cash flows for the fiscal years ended December 29, 2024 and December 31, 2023.

	For years ended
(U.S. Dollars presented in millions)	2024	2023
Net cash provided by operating activities	$292.0	$405.6
Net cash used in investing activities	(580.8)	(56.9)
Net cash used in (provided by) financing activities	269.6	(299.9)
Effect of foreign exchange rate changes on cash	(7.9)	(1.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27.1)	$47.6

Fiscal 2024 as compared to Fiscal 2023
Net cash provided by operating activities decreased to $292.0 million in 2024 as compared to $405.6 million in 2023. The decrease in operating cash flows was partially driven by the Company’s decreased net income in 2024 of $125.9 million, as compared to net income of $182.0 million in 2023. In 2024, accounts receivable generated $21.7 million of cash, compared to 2023, which generated $88.1 million of cash. Our increased cash generation in accounts receivable in 2023 was a result of improvements in our collection processes throughout 2023, which we maintained in 2024. In 2024, the movement in inventory was $10.7 million unfavorable, reflective of the normal seasonal build in inventory from year-end. 2023 had favorable movement in inventory of $123.6 million. In 2022, we executed an intentional build in inventory in order to mitigate the impact of an uncertain and volatile global supply chain environment. The favorable inventory movement in 2023 reflected our efforts to more efficiently manage our inventory levels in the supply chain environment. Accounts payable was $23.8 million favorable in 2024, partially due to the increased purchasing associated with the higher inventory balance from year-end, as compared to unfavorable accounts payable movement of $69.4 million in 2023 as a result of decreased purchasing levels aligned with our inventory management. Restructuring charges, net of cash payments, were $10.5 million favorable in 2024 as compared to $9.4 million unfavorable in 2023 due to the timing of actions and associated cash impact.

Net cash used in investing activities was $580.8 million in 2024, compared to net cash used in investing activities of $56.9 million in 2023. The year-over-year increase is due to the acquisition of Supreme, net of cash acquired, of $514.5 million and increased capital expenditures as compared to the prior year due to Supreme integration efforts and incremental tech-enabled initiatives. These increases were partially offset by the proceeds from the sale of former manufacturing warehouse facility sites in 2024.

Net cash provided by financing activities was $269.6 million in 2024 as compared to net cash used of $299.9 million in 2023. In 2024, as a result of the refinancing transaction completed in the second quarter, our $712.5 million term loan was repaid, and replaced with $700.0 million of Senior Notes. Additionally, we used $470.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement to fund the Supreme acquisition. We have subsequently paid down $150.0 million on the revolving credit facility through the usage of cash flow from operations in the second half of 2024. We also paid $17.8 million of financing fees in 2024 related to the refinancing transaction. In 2023, we used strong cash flows from operations to pay down $272.5 million of debt.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures. We also believe we have access to additional funds from capital markets to fund strategic initiatives.

Customer Credit Risk
We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable, net, were $191.0 million and $203.0 million as of December 29, 2024 and December 31, 2023, respectively, and are recorded at their stated amount less allowances for discounts and credit losses. Allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience, existing economic conditions and estimated future collection expectations. In accordance with our policy, our allowance for credit losses was $3.0 million and $4.6 million as of December 29, 2024 and December 31, 2023, respectively. The conditions in the global economy and ongoing market volatility may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for credit losses are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Pension Plan
We sponsor a defined benefit pension plan. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or prior to December 31, 2016. The defined benefit pension plan is funded with a portfolio of investments maintained within our benefit plan trust. As of December 29, 2024, the aggregate fair value of our pension plan assets was $81.5 million, representing 99.1 percent of the accumulated benefit obligation liability. During fiscal 2024, we did not make any pension contributions to the plan. For the foreseeable future, we believe that we have sufficient liquidity to meet the minimum funding that may be required by the Pension Protection Act of 2006.

During 2023, the Board of Directors of MasterBrand, Inc. approved a plan to terminate the defined benefit pension plan. The termination and settlement process, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to take up to 24 months to complete, subject to receipt of customary regulatory approvals. During 2024, the Company offered a lump-sum benefit payout option to certain plan participants, resulting in $41.9 million of payments to participants who elected this option, equivalent to approximately 34 percent of the Company’s benefit obligation for the plan. Due to the size of the lump-sum distribution, in accordance with U.S. GAAP, the Company was required to recognize a non-cash settlement charge of $2.9 million in the fourth quarter of 2024. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company.

Contractual Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and commitments as of December 29, 2024:

(U.S. Dollars presented in millions)	Payment Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
Contractual Obligations
Purchase obligations (a)	$37.0	$26.5	$5.8	$3.8	$0.9	$—	$—
Non-cancellable operating leases	88.0	21.9	15.4	12.7	10.3	6.7	21.0
Non-cancellable financing leases	5.1	2.4	1.6	0.7	0.2	0.2	—

Other Corporate Commercial Commitments
Debt payments (b)	1,020.0	—	—	—	—	320.0	700.0
Interest payments	486.8	72.0	69.5	69.5	69.5	59.3	147.0
Total contractual cash obligations	$1,636.9	$122.8	$92.3	$86.7	$80.9	$386.2	$868.0

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
(b) Debt payments include our $700.0 million term loan and $750.0 million revolving credit facility under the 2024 Credit Agreement.

In addition to the contractual obligations and commitments described above, we also had other corporate commercial commitments for which we are contingently liable as of December 29, 2024. Other corporate commercial commitments as of December 29, 2024 include standby letters of credit of $24.6 million and surety bonds outstanding of $3.7 million, of which $3.5 million are due in the next 12 months.

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

Deferred currency losses of $2.9 million were reclassified into earnings for the 2024 fiscal year. Deferred currency gains of $10.2 million and $4.5 million were reclassified into earnings for the 2023 and 2022 fiscal years, respectively. Based on foreign exchange rates as of December 29, 2024, we estimate that $5.0 million of net derivative loss included in accumulated other comprehensive loss as of December 29, 2024, will be reclassified to earnings within the next twelve months.

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

We estimate the fair value of acquired customer relationships using the multi-period excess earnings method. Fair value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets which are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets. Assumptions used in these calculations are considered from a market participant perspective and include forecasted revenue growth rates, estimated earnings, customer attrition rates and market-participant discount rates.

We estimate the fair value of tradenames using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings. Assumptions used in the determination of the fair value of a trade name include forecasted revenue growth rates, the assumed royalty rate and the market-participant discount rate.

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

Future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including market-participant discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in market-participant discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

Inventories
Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering and material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $17.0 million and $15.9 million as of December 29, 2024 and December 31, 2023, respectively.

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

In the second quarter ended June 26, 2022, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter ended June 26, 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter ended December 25, 2022, we incurred an additional asset impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth rates were not known when recording the impairment charge during the second quarter of 2022. In 2023 and 2024, we did not recognize any impairment charges related to this indefinite-lived tradename. As of both December 29, 2024 and December 31, 2023, the carrying value of this tradename was $46.2 million.
In the fourth quarter ended December 25, 2022, we incurred an impairment charge of $7.6 million to another indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation as well as elevated interest rates and economic uncertainty. In 2023 and 2024, we did not recognize any impairment charges related to this indefinite-lived tradename. As of both December 29, 2024 and December 31, 2023, the carrying value of this tradename was $19.1 million.
The fair values of the impaired tradenames were measured using the relief-from-royalty approach. Some of the more significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates that reflect the level of risk associated with the tradenames’ forecasted revenue growth rates and profitability. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent Level 3 inputs of the fair value hierarchy. See Note 9, "Goodwill and Identifiable Intangible Assets," and Note 11, "Fair Value Measurements," of our audited consolidated financial statements within this Annual Report on Form 10-K, for additional information.
During our 2024, 2023 and 2022 impairment tests, we elected to bypass the qualitative test and tested all of our indefinite lived tradenames quantitatively. The significant assumptions used to estimate the fair values of the tradenames tested quantitatively during the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022 were as follows:

	2024			2023			2022
Unobservable Input	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)
Discount rate	12.0%	12.0%	12.0%	10.5%	11.0%	10.8%	11.9%	12.6%	12.2%
Royalty rate(b)	3.0%	4.0%	3.6%	3.0%	4.0%	3.6%	2.5%	4.0%	3.5%
Long-term revenue growth rate(c)	2.0%	2.5%	2.3%	2.0%	2.5%	2.3%	1.0%	3.0%	2.0%

(a)Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.
(c)Selected long-term revenue growth rate within 10-year projection period of the tradenames that were tested quantitatively.
A 50 basis point change in any of the significant assumptions used during the fiscal year ended December 29, 2024 or December 31, 2023 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames. A 50 basis point change in any of the significant assumptions used during the fiscal year ended December 25, 2022 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames, with the exception of the fourth quarter indefinite-lived tradename impairments noted above, which were subject to partial impairments of $20.4 million. Relating to the impaired indefinite-lived tradenames in the fourth quarter of 2022, a 50 basis point change in the discount rate, royalty rate or long-term revenue growth rate at December 25, 2022 would have resulted in an incremental impairment of $2.8 million, $12.2 million and $1.5 million, respectively.

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

Post-Separation, our income tax provisions are calculated based on our operating footprint, as well as our tax return elections and assertions. For taxable periods ended after the Separation, we file a consolidated U.S. federal income tax return and various state and local income tax returns. Our foreign income tax returns continue to be filed on a full-year basis.

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
Interest Rate Risk
We had $320.0 million of external variable rate borrowings as of December 29, 2024. A hypothetical 100 basis point increase in interest rates affecting our external borrowings as of December 29, 2024 would increase our borrowing costs by $3.2 million on a pre-tax basis annually.

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
Commodity Price Risk
We are subject to commodity price volatility caused by weather, supply conditions, geopolitical and economic variables and other unpredictable external factors.

Item 8. Financial Statements and Supplementary Data
MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For years ended
(U.S. Dollars presented in millions, except per share amounts)	2024	2023	2022
NET SALES	$2,700.4	$2,726.2	$3,275.5
Cost of products sold	1,823.4	1,824.8	2,335.0
GROSS PROFIT	877.0	901.4	940.5
Selling, general and administrative expenses	603.1	569.7	648.5
Amortization of intangible assets	20.2	15.3	17.2
Asset impairment charges	—	—	46.4
Restructuring charges	18.0	10.1	25.1
OPERATING INCOME	235.7	306.3	203.3
Related party interest income, net	—	—	(12.9)
Interest expense	74.0	65.2	2.2
Gain on sale of asset	(4.3)	—	—
Other (income) expense, net	(2.3)	2.4	0.6
INCOME BEFORE TAXES	168.3	238.7	213.4
Income tax expense	42.4	56.7	58.0
NET INCOME	$125.9	$182.0	$155.4
Average Number of Shares of Common Stock Outstanding
Basic	127.1	127.8	128.0
Diluted	130.9	129.9	129.1
Earnings Per Common Share
Basic	$0.99	$1.42	$1.21
Diluted	$0.96	$1.40	$1.20

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For years ended
(U.S. Dollars presented in millions)	2024	2023	2022
NET INCOME	$125.9	$182.0	$155.4
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(27.7)	12.1	(9.9)
Unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains arising during period	(10.1)	9.6	7.2
Less: reclassification adjustment for losses (gains) included in net income	2.9	(10.2)	(4.5)
Unrealized (losses) gains on derivatives	(7.2)	(0.6)	2.7
Defined benefit plans:
Net actuarial gains (losses) arising during period	5.3	(4.1)	(6.1)
Less: Amortization of net actuarial loss and curtailment	2.6	3.2	1.7
Defined benefit plans	7.9	(0.9)	(4.4)
Other comprehensive (loss) income, before tax	(27.0)	10.6	(11.6)
Income tax (expense) benefit related to items of other comprehensive income	(2.0)	0.2	1.0
Other comprehensive (loss) income, net of tax	(29.0)	10.8	(10.6)
COMPREHENSIVE INCOME	$96.9	$192.8	$144.8

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED BALANCE SHEETS

(U.S. Dollars presented in millions)	December 29, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$120.6	$148.7
Accounts receivable, net	191.0	203.0
Inventories	276.4	249.8
Other current assets	62.7	75.7
TOTAL CURRENT ASSETS	650.7	677.2
Property, plant and equipment, net of accumulated depreciation	481.5	356.6
Operating lease right-of-use assets, net of accumulated amortization	66.4	60.1
Goodwill	1,125.8	925.1
Other intangible assets, net of accumulated amortization	571.3	335.5
Other assets	34.1	27.2
TOTAL ASSETS	$2,929.8	$2,381.7
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	180.7	151.4
Current portion of long-term debt	—	17.6
Current operating lease liabilities	19.5	16.1
Other current liabilities	195.2	164.3
TOTAL CURRENT LIABILITIES	395.4	349.4
Long-term debt	1,007.8	690.2
Deferred income taxes	158.7	83.6
Pension and other postretirement plan liabilities	3.2	7.9
Operating lease liabilities	55.0	46.3
Other non-current liabilities	15.0	10.5
TOTAL LIABILITIES	1,635.1	1,187.9
Commitments (Note 16) and Contingencies and Accrued Losses (Note 17)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 130.9 million shares issued and 127.6 million outstanding as of December 29, 2024; 129.1 million shares issued and 126.8 million outstanding as of December 31, 2023)	1.3	1.3
Paid-in capital	39.7	17.8
Treasury stock, at cost	(44.0)	(26.1)
Accumulated other comprehensive loss	(32.7)	(3.7)
Retained earnings	1,330.4	1,204.5
TOTAL EQUITY	1,294.7	1,193.8
TOTAL LIABILITIES AND EQUITY	$2,929.8	$2,381.7

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended
(U.S. Dollars presented in millions)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$125.9	$182.0	$155.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57.1	49.0	47.3
Amortization of intangibles	20.2	15.3	17.2
Restructuring charges, net of cash payments	10.5	(9.4)	13.0
Write-off and amortization of finance fees	8.9	2.2	—
Stock-based compensation	21.9	17.8	10.9
Asset impairment charges	—	—	46.4
Recognition of actuarial losses and settlement charges	2.7	2.9	0.9
Deferred taxes	4.6	(5.7)	2.3
Changes in operating assets and liabilities:
Accounts receivable	21.7	88.1	13.5
Inventories	(10.7)	123.6	(70.1)
Other current assets	(5.7)	2.1	(5.3)
Accounts payable	23.8	(69.4)	18.3
Accrued expenses and other current liabilities	3.4	17.2	1.8
Other items	7.7	(10.1)	(16.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	292.0	405.6	235.6
INVESTING ACTIVITIES
Capital expenditures(a)	(80.9)	(57.3)	(55.9)
Proceeds from the disposition of assets	14.6	0.4	—
Acquisition of business, net of cash acquired	(514.5)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(580.8)	(56.9)	(55.9)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	470.0	255.0	235.0
Issuance of long-term debt	700.0	—	750.0
Repayment of revolving credit facility borrowings	(150.0)	(490.0)	—
Repayment of term loan	(712.5)	(37.5)	—
Payment of financing fees	(17.8)	—	(10.1)
Repurchase of common stock	(6.5)	(22.0)	—
Payments of employee taxes withheld from share-based awards	(11.4)	(4.0)	(0.1)
Related party borrowings	—	—	2,754.5
Related party repayments	—	—	(3,009.4)
Net contributions from Fortune Brands	—	—	5.3
Dividend to Fortune Brands	—	—	(940.0)
Other items	(2.2)	(1.4)	(0.5)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	269.6	(299.9)	(215.3)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(7.9)	(1.2)	(4.7)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(27.1)	$47.6	$(40.3)
Cash, cash equivalents, and restricted cash at beginning of period	$148.7	$101.1	$141.4
Cash, cash equivalents, and restricted cash at end of period	$121.6	$148.7	$101.1

Cash and cash equivalents	$120.6	$148.7	$101.1
Restricted cash included in other assets	1.0	—	—
Total cash, cash equivalents and restricted cash	$121.6	$148.7	$101.1

a) Capital expenditures of $3.4 million, $2.3 million and $1.6 million that have not been paid as of December 29, 2024, December 31, 2023 and December 25, 2022, respectively, were excluded from the Consolidated Statements of Cash Flows.
See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
(U.S. Dollars and shares presented in millions)	Shares	Amount	Paid-In Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
Balance at December 26, 2021	—	$—	$272.2	$—	$(3.9)	$2,185.5	$2,453.8
Distribution of MasterBrand, Inc. stock to Fortune Brands shareholders	128.0	1.3	—	—	—	—	1.3
Comprehensive income:
Net income	—	—	—	—	—	155.4	155.4
Other comprehensive loss	—	—	—	—	(10.6)	—	(10.6)
Stock-based compensation	—	—	10.9	(0.1)	—	—	10.8
Dividend to Fortune Brand	—	—	—	—	—	(940.0)	(940.0)
Net contributions from (distributions to) Fortune Brands	—	—	110.6	—	—	(105.3)	5.3
Return of capital to Fortune Brands	—	—	(393.7)	—	—	(273.1)	(666.8)
Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	182.0	182.0
Other comprehensive income	—	—	—	—	10.8	—	10.8
Stock-based compensation	0.7	—	17.8	(4.0)	—	—	13.8
Stock repurchase program	(1.9)	—	—	(22.0)	—	—	(22.0)
Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	125.9	125.9
Other comprehensive loss	—	—	—	—	(29.0)	—	(29.0)
Stock-based compensation	1.2	—	21.9	(11.4)	—	—	10.5
Stock repurchase program	(0.4)	—	—	(6.5)	—	—	(6.5)
Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7

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

On December 14, 2022, the Separation was completed via the Distribution. On December 14, 2022, the date of Separation, 128.0 million shares of MasterBrand, Inc. common stock were issued. Fortune Brand shareholders received one share of MasterBrand, Inc. common stock for each share of Fortune Brands common stock held on the record date. Following the Distribution, Fortune Brands stockholders owned 100 percent of the shares of MasterBrand, Inc. common stock and MasterBrand, Inc. became an independent, publicly-traded company, listed under the symbol “MBC” on the New York Stock Exchange, beginning December 15, 2022. All share and per share amounts for the prior period presented in the consolidated financial statements, including Note 6, "Earnings Per Share," have been retroactively recast to reflect the effects of the changes in equity structure resulting from the Reorganization, Separation and Distribution. The historical activity of the Company is that of MBCI prior to the Reorganization. The Company’s equity structure prior to the Separation and Distribution included 5,000 shares of MasterBrand, Inc. common stock authorized and 100 shares issued. Prior to the incorporation of MasterBrand, Inc. in July 2022, the equity structure of MBCI included 1,000 authorized and issued shares of common stock. MasterBrand, Inc. is the registrant and the financial reporting entity following the consummation of the Separation and Distribution.

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

Basis of Presentation The accompanying financial statements are presented on a consolidated basis as the Company is a standalone public company. We had historically existed and functioned as a reporting segment of the consolidated business of Fortune Brands up until the Separation on December 14, 2022, at which time we became a standalone public company. Certain information from prior to the Separation was derived from Fortune Brands’ consolidated financial statements and accounting records. The consolidated financial statements and notes to consolidated financial statements as of and subsequent to December 14, 2022, the date of the Separation, reflect the consolidated financial position, results of operations and cash flows for MasterBrand as an independent company. Prior to the Separation, the consolidated financial statements and notes to consolidated financial statements were prepared on a carve-out basis using the financial statements and accounting records of Fortune Brands. The carve-out basis financial statements represent the historical financial position, results of operations, and cash flows of MasterBrand as they were historically managed in accordance with GAAP and reflect significant assumptions and allocations. The carve-out financial statements may not include all expenses that would have been incurred had MasterBrand existed as a standalone entity.

Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Fiscal 2024 and 2022 both consisted of 52 weeks ended on December 29, 2024 and December 25, 2022, respectively. Fiscal 2023 consisted of 53 weeks ending on December 31, 2023. References herein to years are to our fiscal years.

The consolidated financial statements have been prepared in accordance with GAAP.

The consolidated statements of income include all revenues and costs directly attributable to our business, including costs for facilities, functions and services we utilize. The consolidated statements of income also include an allocation of expenses related to certain Fortune Brands corporate functions through the Separation, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services. These expenses have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, associate headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for the 2022 year were $92.5 million, of which $72.4 million was not previously allocated to us. Such amounts are primarily included within selling, general and administrative expenses in the consolidated statements of income. We consider the expense methodology and resulting allocation to be reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company in the prior year period presented. Actual costs that we may have incurred during the time period when we were not a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our associates and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure. Accordingly, historical allocations may not be indicative of future costs we incur operating as an independent, publicly-traded company.

The consolidated statements of income also include $2.4 million of costs related to the separation from Fortune Brands for the year ended December 31, 2023. The Separation-related costs include advisory fees, professional fees and other transaction related costs incurred directly by us. These costs are included within selling, general and administrative expenses.

The income tax amounts in the consolidated financial statements have been calculated on a separate-return method and presented as if our operations were separate taxpayers in the respective jurisdictions. For the period prior to the Separation in 2022, including the Separation, federal and state income tax payments, withholding taxes and refunds were paid and received by Fortune Brands on our behalf. The net income taxes paid on our behalf are payable to Fortune Brands, as provided in the indemnification provisions of the Tax Allocation Agreement. Accordingly, the net income tax payable of $32.6 million to Fortune Brands as of December 25, 2022, was recorded in accounts payable on and settled in 2023.

Following the Separation, a limited number of services that Fortune Brands provided to us, or we provided to them, prior to the Separation continued to be provided for a period of time under a transition services agreement. Subsequent to the Separation, we have incurred certain costs as a standalone public company, including services provided by our own resources or through third-party service providers relating to corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services, as well as ongoing additional costs associated with operating as an independent, publicly-traded company.

Fortune Brands utilized a central approach to treasury management, and prior to the Separation, we historically participated in related cash pooling arrangements. Our cash and cash equivalents on our consolidated balance sheets represent cash balances held in bank accounts owned by the Company and its subsidiaries. Prior to the Separation, we had no third-party borrowings, and all borrowings attributable to our business and due to Fortune Brands were recorded as “related party payable” in our consolidated balance sheets and classified as current or noncurrent based on loan maturity dates. Fortune Brands’ third-party debt and related interest expense were not attributed to us as we were not the legal obligor of the debt, and the borrowings were not specifically identifiable to us. However, in connection with the Separation, we completed a financing transaction, which resulted in additional interest expense beginning in the fourth quarter of 2022. See Note 12, "Debt," for additional information. For more information regarding related party transactions with Fortune Brands, see Note 21, "Related Party Transactions."

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

Tornado at Jackson, Georgia Production Facility On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company’s assets that suffered loss or damage and provided business interruption coverage, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered. For the thirteen weeks ended March 26, 2023, the Company incurred expenses of $9.4 million solely related to damages caused by the tornado, and no additional expenses were incurred throughout the remainder of fiscal 2023. These expenses included compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. During fiscal 2023, we received $7.4 million of insurance proceeds for direct costs caused by the tornado, consisting of $2.2 million, $2.0 million and $3.2 million received during our second, third and fourth quarters, respectively. Both the expenses and insurance recoveries were recorded as a component of cost of products sold in the Consolidated Statements of Income. Upon receipt of the final insurance proceeds in our fourth quarter of fiscal 2023, we considered this claim to be closed.

Gain on sale of asset On December 12, 2024, the Company sold a warehouse and land located in Weslaco, Texas. The location was previously closed in conjunction with the consolidation of our warehouse facilities to enable efficiencies and increase annual savings. This facility sold for a purchase price of $6.6 million, resulting in a $4.3 million gain recognized as a separate component of non-operating income in the Consolidated Statements of Income.

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

Revenue Recognition In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. See Note 4, "Revenue from Contracts with Customers," for additional information.

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

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $164.4 million, $169.4 million and $209.9 million in 2024, 2023 and 2022, respectively.

Advertising costs, which amounted to $54.5 million, $65.0 million and $69.1 million in 2024, 2023 and 2022, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $18.5 million, $27.6 million and $29.4 million in 2024, 2023 and 2022, respectively. Advertising costs recorded in selling, general and administrative expenses were $36.0 million, $37.4 million and $39.7 million in 2024, 2023 and 2022, respectively.

Stock-based Compensation Some of our associates participate in stock-based compensation plans sponsored by the Company. Stock based compensation plans may include stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. Stock-based compensation expense, measured as the fair value of an award on the date of grant, is recognized in the financial statements over the period that an associate is required to provide services in exchange for the award. Stock-based compensation expense is recorded net of estimated forfeitures. The fair value of each option award is measured on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance share award is based on the average of the high and low share prices on the date of grant and the probability of meeting performance targets. The fair value of each restricted stock unit granted is equal to the average of the high and low share prices on the date of grant. See Note 18, "Stock-Based Compensation," for additional information.

Foreign Currency Translation Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the accumulated other comprehensive loss caption in equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into the functional currency with resulting transaction gains or losses recorded in other expense, net.

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

For taxable periods prior to and including the Separation, our operations were included in the consolidated U.S. federal and certain state and local income tax returns of Fortune Brands, as applicable. The Company filed separate foreign income tax returns. Post-Separation, our income tax provisions are calculated based on the Company’s operating footprint, as well as our tax return elections and assertions. Income tax liabilities related to unrecognized tax benefits (“UTBs”), including interest and penalties, are reported as a liability within the Consolidated Balance Sheets based upon tax authorities’ ability to assert the Company may be legally liable for UTBs. For taxable periods ended after the Separation, the Company filed consolidated U.S. federal income tax returns and various state and local income tax returns. The Company’s foreign income tax returns continue to be filed on a full-year basis.

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The determination of the Company’s income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations and related legislation. Accordingly, significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and the valuation allowance recorded against deferred tax assets.

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

The Company recognizes liabilities for unrecognized tax benefits which are recognized if the weight of available evidence indicates that it is not more-likely-than-not that the positions will be sustained on examination, including resolution of the related appeals or litigation processes, if any. We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50 percent of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50 percent likelihood of being sustained, no tax benefit is recorded. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit to be recorded. The actual benefits ultimately realized may differ from our estimates. As of each balance sheet date, unrecognized tax benefits are reassessed and adjusted if the Company’s judgment changes as a result of new information, and changes in facts or circumstances. Changes in recognition and measurement estimates are recorded in the Consolidated Statements of Income and Consolidated Balance Sheets in the period in which such changes occur.

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

Inventories Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in, first-out basis and net realizable value being determined on the basis of replacement cost. Inventory costs include direct materials, including freight, labor and manufacturing overhead. Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering and material changes, or regulatory-related changes. If actual market conditions differ from our projections, and our estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of products sold may be required.

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
Held for Sale Assets and liabilities to be disposed of by sale ("disposal groups") are reclassified into other current assets and other current liabilities on our consolidated balance sheets. The reclassification occurs when all the held for sale criteria have been met, including when management, having the requisite authority, have committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value. The gain or loss on the sale of assets held for sale are included in non-operating expenses.

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

Leases Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at commencement date. As most of our lease contracts do not provide an explicit interest rate, we use our incremental borrowing rate in determining the present value of future lease payments. Our incremental borrowing rates include estimates related to the impact of collateralization and the economic environment where the leased asset is located. The operating lease assets also include any prepaid lease payments and initial direct costs incurred, but exclude lease incentives received at lease commencement. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our leases have remaining lease terms of 1 to 10 years, some of which may include options to extend or terminate the lease. Operating lease expense is recognized on a straight-line basis over the lease term.

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

To evaluate the recoverability of goodwill, we first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. Qualitative factors include changes in volume, margin, customers and the industry. If it is deemed more likely than not that goodwill for a reporting unit is impaired, we will perform a quantitative impairment test using a weighting of the income and market approaches. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. Assessing qualitative factors during 2024, 2023 and 2022 would not have resulted in us performing a quantitative impairment test. In 2024, 2023 and 2022, we elected to bypass the qualitative testing and performed quantitative tests for all goodwill.

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

The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home repair and remodel spending; management’s sales, operating income and cash flow forecasts; peer company EBITDA earnings multiples; the market-participant-based discount rate; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and repair and remodel segments of the U.S. home products markets drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future operating income and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management. As a result of the annual impairment assessments performed for 2024, 2023 and 2022, there were no goodwill impairments.

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

We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Qualitative factors include changes in volume, customers and the industry. If it is deemed more likely than not that an intangible asset is impaired, we will perform a quantitative impairment test. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. In both 2024 and 2023, we elected to bypass the qualitative testing and tested all of our indefinite-lived tradenames quantitatively.

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

Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: increases in market-participant discount rates, lower than forecasted revenue growth rates, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, lower levels of discretionary consumer spending, a decrease in assumed royalty rates and a decline in the trading price of our common stock. We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

Business Combinations From time to time, the Company acquires businesses and/or assets that augment and complement our operations. In accordance with ASC 805, “Business Combinations,” these acquisitions are accounted for under the purchase method of accounting. Under this method, the Company allocates the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The excess purchase consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of income. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

The Company classifies costs incurred in connection with acquisitions and their integration as acquisition-related costs. These costs are expensed as incurred and consist primarily of transaction costs, legal and consulting fees, and integration costs and are recorded within selling, general and administrative expenses in the consolidated statements of income.

The consolidated financial statements include the results of operations from these business combinations from the date of acquisition.

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

Restructuring Actions Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs and impairment or accelerated depreciation or amortization of assets associated with such actions. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Severance amounts for which affected employees in certain circumstances are required to render service in order to receive benefits at their termination dates are measured at the date such benefits are communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

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

We record amounts relating to these plans based on calculations in accordance with ASC requirements for Compensation—Retirement Benefits, which include various actuarial assumptions, including discount rates, assumed rates of return, turnover and mortality rates and health care cost trend rates. Actuarial gains or losses related to these assumptions represent the difference between actual and actuarially assumed experience. We recognize changes in the fair value of pension plan assets and net actuarial gains or losses in other expense, net to the extent they are in excess of 10 percent of the greater of the fair value of pension plan assets or the plan’s projected benefit obligation (the “corridor”) in earnings immediately upon remeasurement, which is at least annually in the fourth quarter of each fiscal year. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The discount rate used to measure obligations is based on a spot-rate yield curve on a plan-by-plan basis that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The expected rate of return on plan assets is determined based on the nature of the plans’ investments, our current asset allocation and our expectations for long-term rates of return. For postretirement benefits, our health care trend rate assumptions are based on historical cost increases and expectations for long-term increases. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior associate service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related associates. We believe that the assumptions utilized in recording obligations under our plans, which are presented in Note 15, "Pension and Other Postretirement Plans," are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position and results of operations. We will continue to monitor these assumptions as market conditions warrant.

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

Recently Issued Accounting Standards

Accounting Standards Issued and Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Refer to Note 22, "Segment Information," for our implementation of ASU 2023-07. The adoption of ASU 2023-07 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03 to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

3. Acquisition of Supreme

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company, from GHK Capital Partners LP for $520.0 million in cash, subject to customary purchase price adjustments set forth in the Merger Agreement. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility. The purchase consideration was $527.3 million, which was determined as follows:

(U.S. Dollars presented in millions)
Cash considerations paid to Supreme shareholders	$336.4
Cash paid for transaction costs of Supreme	13.9
Repayment of Supreme existing indebtedness and accrued interest	178.2
Total Cash Consideration	$528.5
Purchase price adjustments	(1.2)
Total Purchase Consideration	$527.3
The purchase price of Supreme was allocated on a preliminary basis as of the closing date of July 10, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information and supportable assumptions that management considered reasonable. Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of Supreme are recognized and measured at fair value. Due to the timing of acquisition close, the preliminary fair value estimates and assumptions are subject to change as we obtain additional information over the measurement period. Since the initial measurement of the identified assets acquired and liabilities assumed, progress was made in completing certain of our additional valuations and analyses. As such, we updated our initial allocation of the Merger Consideration that was completed during the third quarter of 2024.

The following table sets forth the allocation of the purchase consideration to the assets acquired and liabilities assumed of Supreme, with the excess recorded to goodwill:

(U.S. Dollars presented in millions)
Preliminary Net Assets Acquired	Initial Purchase Price Allocation	Measurement Period Changes	Updated Purchase Price Allocation
Cash and cash equivalents	$11.8	$—	$11.8
Accounts receivable	11.5	—	11.5
Inventories	17.3	(0.3)	17.0
Other current assets	2.1	(0.1)	2.0
Property, plant and equipment	115.9	(0.5)	115.4
Operating lease right-of-use assets	17.6	—	17.6
Other intangible assets	256.9	2.3	259.2
Other assets	1.9	—	1.9
	$435.0	$1.4	$436.4
Accounts payable	$7.2	$—	$7.2
Current operating lease liabilities	2.4	—	2.4
Other current liabilities	18.0	—	18.0
Deferred income taxes	69.8	(0.6)	69.2
Operating lease liabilities	15.1	—	15.1
Other non-current liabilities	0.3	0.3	0.6
	$112.8	$(0.3)	$112.5
Net Assets Acquired	$322.2	$1.7	$323.9
Goodwill	204.9	(1.5)	203.4
Purchase Consideration	$527.1	$0.2	$527.3
The estimated value of Property, Plant and Equipment includes adjustments totaling $73.2 million to increase the net book value of $42.2 million to the preliminary fair value estimate of $115.4 million. This estimate is based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets.

The estimated fair values of identifiable intangible assets acquired were prepared using an income valuation approach, which requires a forecast of expected future cash flows either through the use of the relief-from-royalty method or the multi-period excess earnings method. The estimated useful lives are based on our historical experience and expectations as to the duration of time we expect to realize benefits from those assets. We applied significant judgment in determining the fair value of the intangible assets, which involved the use of Level 3 inputs, including estimates and assumptions of forecasted revenue growth rates, estimated earnings, customer attrition rates, assumed royalty rates and market-participant discount rates, as applicable. The estimated fair values of the identifiable intangible assets acquired, their estimated useful lives and the related valuation methodology are as follows:

(U.S. Dollars presented in millions)
Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships	$174.1	17.5 years	Multi-period excess earnings
Tradenames	85.1	Indefinite	Relief from royalty method
Total other intangible assets	$259.2
The Company recognized $203.4 million of goodwill, of which $180.8 million is tax deductible. The $203.4 million of goodwill recognized is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and Supreme’s assembled workforce.
The Company incurred $25.4 million of acquisition-related costs associated with the acquisition for the year ended December 29, 2024, which are recorded within selling, general and administrative expenses in the consolidated statements of income.

Pro forma financial information
Net sales and earnings related to the operations of Supreme that have been included in our consolidated statements of income for the period from July 10, 2024 to December 29, 2024 are as follows:

(U.S. Dollars presented in millions)
Net Sales	$121.2
Net Income	$1.2

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

(U.S. Dollars presented in millions)	2024	2023
Net Sales	$2,836.4	$2,979.6
Net Income	$140.0	$151.8
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

4.    Revenue from Contracts with Customers
Our principal performance obligations are the sale of high quality stock, semi-custom and premium cabinetry, as well as vanities, for the kitchen, bath and other parts of the home (collectively, “goods” or “products”). We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note 17, "Contingencies and Accrued Losses," for further discussion.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $1.9 million and $2.1 million as of December 29, 2024 and December 31, 2023, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

Net sales to two of the Company’s customers, Lowe’s and The Home Depot, each accounted for greater than 10 percent of the Company’s net sales in 2024, 2023 and 2022. Net sales to Lowe’s were 22 percent, 21 percent and 20 percent of net sales in 2024, 2023 and 2022, respectively. Net sales to The Home Depot were 15 percent, 16 percent and 17 percent of net sales in 2024, 2023 and 2022, respectively.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for 2024, 2023 and 2022.

(U.S. Dollars presented in millions)	2024	2023	2022
Net Sales by Channel
Dealers(a)	$1,421.3	$1,446.5	$1,771.8
Retailers(b)	927.6	967.0	1,173.9
Builders (c)	351.5	312.7	329.8
Net sales	$2,700.4	$2,726.2	$3,275.5
Net Sales by Shipping Location
United States	$2,575.5	$2,584.4	$3,086.8
Canada	106.4	125.7	172.5
Mexico	18.5	16.1	16.2
Net sales	$2,700.4	$2,726.2	$3,275.5

(a) Represents sales to dealers whose end customers include builders, professional trades and home remodelers, inclusive of sales through our dealers’ respective internet website portals.
(b) Represents sales to “Do-It-Yourself” retailers, including our two largest customers: 1) Lowe’s and 2) The Home Depot, inclusive of sales through their respective internet website portals.
(c) Represents sales directly to builders.

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

The following table summarizes the activity for the allowance for the years ended December 29, 2024 and December 31, 2023:

(U.S. Dollars presented in millions)	2024	2023
Beginning balance	$4.6	$11.6
Bad debt provision	0.4	1.9
Uncollectible accounts written off, net of recoveries	(2.0)	(8.9)
Ending balance	$3.0	$4.6

5.    Other (Income) Expense, Net
The components of other (income) expense, net for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 were as follows:

(U.S. Dollars presented in millions)	2024	2023	2022
Pension and postretirement benefits other than pensions	$4.1	$2.9	$(1.3)
Foreign currency (gains) losses	(2.0)	3.2	1.1
Other items, net	(4.4)	(3.7)	0.8
Total other (income) expense, net	$(2.3)	$2.4	$0.6
6.    Earnings Per Share
On December 14, 2022, 128.0 million MasterBrand common shares were distributed to Fortune Brands’ shareholders in conjunction with the Separation. For the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, diluted earnings per share was computed by giving effect to all potentially dilutive stock awards that are outstanding.

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022:

(U.S. Dollars presented in millions, except per share amounts)	2024	2023	2022
Numerator:
Numerator for basic and diluted earnings per share - Net income	$125.9	$182.0	$155.4
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.1	127.8	128.0
Effect of dilutive securities - stock-based awards	3.8	2.1	1.1
Denominator for diluted earnings per share - weighted average shares outstanding	$130.9	$129.9	$129.1
Earnings per share:
Basic	$0.99	$1.42	$1.21
Diluted	$0.96	$1.40	$1.20

Approximately 0.7 million shares and 1.3 million shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2023 and December 25, 2022, respectively, because their inclusion would have been anti-dilutive.

7.    Balance Sheet Information
Supplemental information on our year-end consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	December 29, 2024	December 31, 2023
Inventories:
Raw materials and supplies	$197.2	$175.1
Work in process	25.7	25.1
Finished products	53.5	49.6
Total inventories	$276.4	$249.8
Property, plant and equipment:
Land and improvements	$37.4	$31.8
Buildings and improvements to leaseholds	360.1	304.0
Machinery and equipment	648.8	551.9
Construction in progress	41.4	36.6
Property, plant and equipment, gross	1,087.7	924.3
Less: accumulated depreciation	606.2	567.7
Property, plant and equipment, net of accumulated depreciation	$481.5	$356.6
Other current liabilities:
Accrued salaries, wages and other compensation	$54.9	$67.6
Interest payable	25.5	1.3
Accrued income and other taxes	14.2	18.5
Accrued product warranties	9.3	12.9
Derivative payable	5.7	0.1
Accrued restructuring	4.9	1.4
Other accrued expenses	80.7	62.5
Total other current liabilities	$195.2	$164.3

8.    Leases
We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 29, 2024 and December 31, 2023 were immaterial.

Operating lease expense recognized in the consolidated statements of income for 2024, 2023 and 2022 were $29.4 million, $26.9 million and $27.4 million, respectively, including approximately $9.6 million, $9.4 million and $11.7 million of short-term and variable lease costs for 2024, 2023 and 2022, respectively.

Other information related to leases was as follows for the fiscal years ending:

(U.S. Dollars presented in millions, except lease term and discount rate)	December 29, 2024	December 31, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.0	$17.3	$15.4
Right-of-use assets obtained in exchange for operating lease obligations	$16.8	$23.9	$5.2
Right-of-use assets obtained upon Supreme acquisition - July 10, 2024	$18.3	$—	$—
Weighted average remaining lease term—operating leases	5.8 years	5.4 years	5.1 years
Weighted average discount rate—operating leases	5.4%	4.5%	3.0%

Total lease payments under non-cancellable operating leases as of December 29, 2024 are expected to be:

(U.S. Dollars presented in millions)
Fiscal Years Ending:
2025	$21.9
2026	15.4
2027	12.7
2028	10.3
2029	6.7
Thereafter	21.0
Total lease payments	88.0
Less imputed interest	(13.5)
Total	$74.5
Reported as of December 29, 2024
Current operating lease liabilities	$19.5
Operating lease liabilities (non-current)	55.0
Total	$74.5

9.    Goodwill and Identifiable Intangible Assets
We had goodwill of $1,125.8 million and $925.1 million as of December 29, 2024 and December 31, 2023, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 25, 2022	$924.2
2023 translation adjustments	0.9
Balance at December 31, 2023	$925.1
Supreme acquisition	203.4
2024 translation adjustments	(2.7)
Balance at December 29, 2024	$1,125.8
The gross carrying value and accumulated amortization by class of intangible assets as of December 29, 2024 and December 31, 2023 were as follows:

	As of December 29, 2024			As of December 31, 2023
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames(a)	$266.1	$—	$266.1	$184.2	$—	$184.2
Amortizable intangible assets
Tradenames	10.0	(10.0)	—	10.4	(10.4)	—
Customer and contractual relationships (a)	535.4	(230.2)	305.2	363.6	(212.3)	151.3
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	556.4	(251.2)	305.2	385.0	(233.7)	151.3
Total identifiable intangibles	$822.5	$(251.2)	$571.3	$569.2	$(233.7)	$335.5
(a)     During the third quarter of 2024, we completed our acquisition of Supreme, acquiring Indefinite-lived tradenames of $85.1 million and Customer relationships of $174.1 million.

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 16 to 20 years, based on the assessment of a number of factors that may impact useful life, including customer attrition rates and other relevant factors. We expect to record intangible amortization of $25.6 million annually from 2025 through 2029.

In the second quarter of 2022, subsequent to the balance sheet date, we recognized an impairment charge of $26.0 million related to an indefinite-lived tradename. During the second quarter of 2022, production was shifted within our manufacturing footprint to enable what we expect to be a higher value purpose and growth opportunity, which led to downward revisions to forecasted revenue growth rates associated with the tradename. In the fourth quarter of 2022, we recognized an impairment charge of $12.8 million related to the same indefinite-lived tradename as a result of further shifts within our product portfolio to better align with forecasted future customer demand as a result of a significant decrease in sales during the fourth quarter of 2022, driven by continued and persistent inflation, as well as elevated interest rates and economic uncertainty. These downward revisions to forecasted revenue growth rates were not known when recording the impairment charge during the second quarter of 2022. As of both December 29, 2024 and December 31, 2023, the carrying value of this tradename was $46.2 million.

In the fourth quarter of 2022, we recognized an impairment charge of $7.6 million to a second indefinite-lived tradename. This was primarily due to a shift in customer demand from this tradename to a lower price point product, as a result of continued and persistent inflation, as well as elevated interest rates and economic uncertainty. As of both December 29, 2024 and December 31, 2023, the carrying value of this tradename was $19.1 million.

The fair values of the impaired tradenames were measured using the relief-from-royalty approach, which estimates the present value of royalty income that could be hypothetically earned by licensing the tradename to a third party over its remaining useful life. Some of the more significant assumptions inherent in estimating the fair values include market-participant discount rates based on the weighted-average cost of capital, which is dependent on comparable company prices and other relevant information generated by market transactions, as well as broader market assumptions, such as U.S. treasury rates, forecasted revenue growth rates and assumed royalty rates. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates and management plans. These assumptions represent Level 3 inputs of the fair value hierarchy (refer to Note 11, “Fair Value Measurements”).

A reduction in the estimated fair value of any of our tradenames could trigger impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: increases in market-participant discount rates, lower than forecasted revenue growth rates, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, higher interest rates, lower levels of discretionary consumer spending, a decrease in assumed royalty rates and a decline in the trading price of our common stock. We cannot predict with certainty the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

There was no impairment of goodwill for any period presented. There were no impairments of indefinite-lived assets for the years ended December 29, 2024 or December 31, 2023. The significant assumptions used to estimate the fair values of the tradenames impaired during the year ended December 25, 2022 were as follows:

	2022
Unobservable Input	Min	Max	Wtd Avg(a)
Discount rate	11.6%	12.6%	12.1%
Royalty rate(b)	2.5%	3.0%	2.8%
Long-term revenue growth rate(c)	1.0%	1.0%	1.0%

(a) Weighted by relative fair value of the impaired tradenames.
(b) Represents estimated percentage of sales a market-participant would pay to license the impaired tradenames.
(c) Selected long-term revenue growth rate within 10-year projection period of the impaired tradenames.

10.    Financial Instruments
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

As of and during the fiscal years ended December 29, 2024 and December 31, 2023, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 29, 2024 was $88.1 million, representing a net settlement liability of $5.7 million. Based on foreign exchange rates as of December 29, 2024, we estimate that $5.0 million of net derivative losses associated with cash flow hedges and included in accumulated other comprehensive income as of December 29, 2024 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the consolidated balance sheets as of December 29, 2024 and December 31, 2023 were:

(U.S. Dollars presented in millions)	Location	December 29, 2024	December 31, 2023
Assets:
Foreign exchange contracts	Other current assets	$—	$3.0
	Total assets	$—	$3.0
Liabilities:
Foreign exchange contracts	Other current liabilities	$5.7	$0.1
	Total liabilities	$5.7	$0.1

The effects of cash flow hedging financial instruments included within the consolidated statements of comprehensive income in 2024, 2023 and 2022 were as presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
(U.S. Dollars presented in millions)	2024	2023	2022
Foreign exchange contracts:
Unrealized holding (losses) gains arising during period	$(10.1)	$9.6	$7.2
Less: reclassification adjustment for losses (gains) included in net income	2.9	(10.2)	(4.5)
Unrealized (losses) gains on derivatives	$(7.2)	$(0.6)	$2.7
The effects of fair value hedging financial instruments included in other expense, net on the consolidated statements of income in 2024, 2023 and 2022 were:

	Amount of Gain (Loss) Recognized in Earnings on Fair Value Hedging Relationships
(U.S. Dollars presented in millions)	2024	2023	2022
Foreign exchange contracts:
Hedged items	$0.1	$(1.3)	$—
Derivatives designated as hedging instruments	(0.1)	5.9	(7.2)
Net gains (losses) recognized in earnings	$—	$4.6	$(7.2)
11.    Fair Value Measurements
ASC requirements for Fair Value Measurements and Disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models. We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 3, "Acquisition of Supreme," and Note 9, "Goodwill and Identifiable Intangible Assets."
Assets and liabilities measured at fair value on a recurring basis as of December 29, 2024 and December 31, 2023 were as follows:

(U.S. Dollars presented in millions)	Fair Value
	2024	2023
Assets:
Derivative asset financial instruments (Level 2)	$—	$3.0
Deferred compensation program assets (Level 2)	9.6	5.5
Total assets	$9.6	$8.5
Liabilities:
Derivative liability financial instruments (Level 2)	$5.7	$0.1

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.

The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of December 29, 2024, the fair value of total debt was $1,025.3 million compared to the carrying value of $1,020.0 million, excluding deferred financing costs. As of December 31, 2023, the fair value of total debt was equal to the carrying value of $712.5 million, excluding deferred financing costs.
12.    Debt
The following table provides a summary of the Company’s debt as of December 29, 2024 and December 31, 2023, including the carrying value of the debt less debt issuance costs:

(U.S. Dollars presented in millions)	December 29, 2024		December 31, 2023
	Current	Long-term	Current	Long-term
Revolving credit facility due November 2027	$—	$—	$—	$—
Term loan due November 2027	—	—	18.8	693.7
Revolving credit facility due June 2029	—	320.0	—	—
7.00% Senior Notes due 2032	—	700.0	—	—
	—	1,020.0	18.8	693.7
Less: Unamortized debt issuance costs	—	(12.2)	(1.2)	(3.5)
Total	$—	$1,007.8	$17.6	$690.2

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

Interest rates under the 2022 Credit Agreement were variable based on the Secured Overnight Financing Rate (“SOFR”) at the time of the borrowing and the Company’s net leverage ratio, as measured by net leverage to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). Interest rates could range from SOFR plus 1.85 percent to SOFR plus 2.60 percent. Net leverage was defined as consolidated total indebtedness minus certain cash and cash equivalents. Consolidated EBITDA was defined as consolidated net income before interest expense, income taxes, depreciation, amortization of intangible assets, losses from asset impairments and certain other one-time adjustments. The net leverage ratio was not permitted to exceed 3.875 to 1.00 at the initial borrowing through the second fiscal quarter of 2023, adjusting downward in various future quarters before settling at 3.25 to 1.00 in January 2025. The Company was also required to maintain a minimum interest coverage ratio, defined as Consolidated EBITDA compared to consolidated interest expense, of 3.0 to 1.0. The Company was in compliance with all debt covenants under the 2022 Credit Agreement through the date of the June 2024 refinancing transaction.

2024 Refinancing Transaction
On June 27, 2024, the Company completed a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”), which amended and restated the 2022 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the acquisition of Supreme on July 10, 2024, and 3) pay all fees and expenses related to the foregoing transactions.

The Senior Notes were issued under the Indenture dated as of June 27, 2024 (the “Indenture”) at par. The Senior Notes are the Company’s unsecured and unsubordinated debt obligations and are guaranteed, on a senior unsecured basis, by each of the Company’s existing and future subsidiaries that are borrowers under or guarantors of the 2024 Credit Agreement. The Senior Notes will mature on July 15, 2032. Interest on the Senior Notes accrues at a rate of 7.00 percent per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2025.

The Senior Notes had an outstanding balance of $700.0 million as of December 29, 2024. As of December 29, 2024, prepaid debt issuance costs related to the Notes were $12.2 million and are being amortized over the term of the debt. These costs are included in long-term debt in our consolidated balance sheets.

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

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances, or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of December 29, 2024.

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

The 2024 Credit Agreement contains customary representations and warranties, affirmative covenants and restrictive covenants. The restrictive covenants limit the Company and its subsidiaries’ ability to, among other things, (i) incur indebtedness, (ii) create liens on the Company’s or such subsidiaries’ assets, (iii) engage in fundamental changes, (iv) make investments, (v) sell or otherwise dispose of assets, (vi) engage in sale-leaseback transactions, (vii) make restricted payments, (viii) engage in certain transactions with affiliates and (ix) enter into agreements restricting the ability of the Company’s subsidiaries to make distributions to the Company or incur liens on their assets.

The 2024 Credit Agreement also contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2024, 3.50 to 1:00 and (ii) in the case of any fiscal quarter ending on or following March 31, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of December 29, 2024.

The revolving credit facility had an outstanding balance of $320.0 million as of December 29, 2024 and had $405.4 million of availability. Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. As of December 29, 2024, prepaid debt issuance costs related to the 2024 Credit Agreement were $4.6 million and are being amortized over the term of the debt. At December 29, 2024, these costs are included in other assets in our consolidated balance sheets.

Over the next five years, debt due to be paid by the Company is as follows:

(U.S. Dollars presented in millions)	Future Debt Payments
2025	$—
2026	$—
2027	$—
2028	$—
2029	$320.0
Thereafter	$700.0

Interest paid on debt was $41.7 million, $64.0 million and $0.3 million in 2024, 2023 and 2022, respectively. We did not record any material capitalized interest during 2024, 2023 or 2022.

13.    Restructuring Charges
Restructuring charges of $18.0 million in 2024 are largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint. 2024 restructuring charges also include an asset impairment charge associated with the decision to exit a leased manufacturing facility.
Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at December 31, 2023	2024 Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at December 29, 2024
Workforce reduction costs	$1.3	$8.7	$(5.2)	$—	$4.8
Facility Closure Costs	—	7.0	—	(7.0)	—
Other	0.1	2.3	(2.3)	—	0.1
	$1.4	$18.0	$(7.5)	$(7.0)	$4.9
(a) Cash expenditures primarily related to severance charges.

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
Restructuring charges of $25.1 million in 2022 are largely related to severance costs and other associate-related costs associated with the relocation and closure of certain production facilities within our manufacturing footprint, resulting in a more flexible facility footprint. These actions included the consolidation of two manufacturing facilities in Winnipeg, Canada into one facility, the idling of a manufacturing facility in Newton, Kansas and the closure of our Lynchburg, Virginia manufacturing facility.

14.    Income Taxes
For taxable periods prior to and including the Separation in 2022, our operations were included in the consolidated U.S. federal and certain state and local income tax returns of Fortune Brands, as applicable. The Company filed separate foreign income tax returns. Subsequent to the Separation, as a stand-alone entity, we file consolidated U.S. federal income tax returns and various state and local income tax returns. The Company’s foreign income tax returns continue to be filed on a full-year basis. The Company’s deferred taxes and effective tax rate may differ from those in the pre-Separation taxable periods.

The components of income from continuing operations before income taxes were as follows:

(U.S. Dollars presented in millions)	2024	2023	2022
Domestic operations	$136.2	$213.2	$162.2
Foreign operations	32.1	25.5	51.2
Income before income taxes	$168.3	$238.7	$213.4
Income tax expense in the consolidated statements of income consisted of the following:

(U.S. Dollars presented in millions)	2024	2023	2022
Current
Federal	$26.8	$44.2	$30.9
State	5.0	9.3	14.2
Foreign	6.0	8.9	10.6
Deferred
Federal	4.7	1.2	3.7
State	(0.4)	(2.1)	(2.3)
Foreign	0.3	(4.8)	0.9
Total income tax expense	$42.4	$56.7	$58.0

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

(in percentages)	2024	2023	2022
Income tax expense at U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.3	2.2	4.3
Foreign taxes at a different rate than U.S. federal statutory income tax rate	0.9	0.6	(0.4)
Valuation allowance	1.6	(0.1)	—
Unrecognized tax benefits	(0.4)	—	(6.6)
IRS audit adjustments	—	—	8.1
Foreign legislative exclusion	(1.1)	—	—
Miscellaneous other, net	0.9	0.1	0.8
Effective income tax rate	25.2%	23.8%	27.2%

For 2024, the Company’s effective tax rate was 25.2 percent, compared to an effective tax rate of 23.8 percent for 2023. The increase in effective tax rate was primarily the result of an increase in the valuation allowance, nondeductible transaction costs related to the Supreme acquisition and foreign income inclusions net of foreign tax credits, partially offset by foreign exclusions, return-to-provision adjustments and the release of specific uncertain tax positions.

The 2024 effective income tax rate of 25.2 percent compared to the U.S. federal statutory rate of 21.0 percent was unfavorably impacted by net changes in state and local income taxes, foreign income taxed at higher rates, an increase in the valuation allowance, nondeductible transaction costs related to the Supreme acquisition and executive compensation. These were partially offset by favorable benefits for the partial release of uncertain tax positions, return-to-provision adjustments, tax credits and foreign exclusions. The 23.8 percent effective income tax rate for 2023 was unfavorably impacted by net changes in state and local income taxes and foreign income taxed at higher rates.

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

The components of net deferred tax assets (liabilities) as of December 29, 2024 and December 31, 2023 were as follows:

(U.S. Dollars presented in millions)	2024	2023
Deferred tax assets:
Other accrued expenses	$14.4	$14.7
Operating lease liabilities	14.3	11.0
Net operating loss and other tax carryforwards	11.2	3.2
Accounts receivable	11.1	12.5
R&D capitalization	10.2	7.9
Interest carryforward	9.6	—
Compensation and benefits	8.1	15.9
Capitalized inventories	4.8	4.2
Defined benefit plans	0.2	1.1
Other	0.4	0.8
Valuation allowance	(3.7)	(1.0)
Total deferred tax assets	80.6	70.3
Deferred tax liabilities:
Intangible assets	(176.7)	(114.3)
Fixed assets	(44.0)	(22.0)
Operating lease assets	(12.5)	(10.5)
Prepaid marketing	(3.0)	(3.0)
Other	(0.2)	(0.4)
Total deferred tax liabilities	(236.4)	(150.2)
Net deferred tax liability	$(155.8)	$(79.9)

Deferred taxes were classified in the Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023 as follows:

(U.S. Dollars presented in millions)	2024	2023
Other assets	$2.9	$3.7
Deferred income taxes	(158.7)	(83.6)
Net deferred tax liability	$(155.8)	$(79.9)

As of December 29, 2024 and December 31, 2023, the Company had deferred tax assets related to net operating losses and other tax credit carryforwards of $11.2 million and $3.2 million, respectively, including foreign tax credit carryforwards of $8.7 million and $2.0 million, respectively. The net operating losses expire between 2024 and 2043, foreign tax credits expire between 2029 and 2034 and the other tax credit carryforwards expire between 2033 and 2034. R&D capitalization commenced in 2022 and pertains to the 2017 Tax Cuts and Jobs Act eliminating the immediate expensing of research and experimental expenditures and requiring taxpayers to capitalize their expenditures over a period of years.

The Company evaluated its ability to realize tax benefits associated with deferred tax assets and concluded, based on all available positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets are not expected to be realized. Accordingly, a valuation allowance of $3.7 million and $1.0 million as of December 29, 2024 and December 31, 2023, respectively, was recorded to reduce the deferred tax assets related to the net operating losses and tax credit carryforwards.

A reconciliation of the Company’s gross change in UTBs, including accrued interest and penalties, is as follows:

(U.S. Dollars presented in millions)	2024	2023	2022
Unrecognized tax benefits—beginning of year	$0.9	$1.2	$20.2
Gross additions—current year tax positions	—	—	0.1
Gross additions—prior year tax positions	—	—	—
Gross reductions—prior year tax positions	(0.4)	(0.3)	(17.8)
Gross reductions—settlements with taxing authorities	—	—	(1.3)
Unrecognized tax benefits—end of year	$0.5	$0.9	$1.2
Unrecognized tax benefits—accrued interest and penalties	0.5	0.7	0.5
Gross unrecognized tax benefits	$1.0	$1.6	$1.7

In 2024 and 2023, the Company released $0.4 million and $0.3 million of prior year tax positions due to the expiration of the statute of limitations, respectively. In 2022, the IRS completed its examination of the Company’s tax filings for 2017 and 2018. As a result of closing the IRS examination and other changes to UTBs, the Company realized a $19.0 million net reduction in UTBs, which was partially offset by related tax expenses to adjust current and deferred income tax liabilities. As a result of the IRS audit, the Company is now recognizing a deferred tax liability for various foreign entities whose income is currently includable for U.S. federal income tax purposes.

Post-Separation, liabilities related to UTBs, including interest and penalties, are reported as a liability within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be legally liable for UTBs. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2024, the Company recognized interest and penalty benefit of approximately $0.2 million. In 2023 and 2022, the Company recognized interest and penalty expenses of approximately $0.2 million and $0.1 million, respectively.

The amount of UTBs that, if recognized as of December 29, 2024, would affect the Company’s effective tax rate is $0.5 million. It is reasonably possible that, within the next twelve months, total UTBs may decrease in the range of $0.1 million to $0.5 million primarily as a result of the conclusion of U.S. federal, state, and foreign income tax proceedings or expiration of the relevant statute of limitations.

As of December 29, 2024, the Company believed that it is more-likely-than-not that the tax positions it has taken would be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, interest and/or penalty assessments.

For pre-Separation periods, the Company’s federal income tax returns, and various state income tax returns that included operations of the Company, were filed by Fortune Brands and remain open and subject to examination for tax years after 2019. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Canada for years after 2019 and Mexico for years after 2018.

As of December 29, 2024, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. There was no material deferred tax expense recorded for foreign and state tax costs associated with the future remittance of these undistributed earnings. Accordingly, the Company’s foreign earnings are subject to the general presumption of APB 23, including the 100 percent dividends-received deduction and previously taxed income components.

Income taxes paid directly to taxing authorities, net of refunds received, were $40.7 million, $68.5 million and $10.3 million during the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively. Prior to the Separation in 2022, federal and state income tax payments and refunds were paid and received by Fortune Brands on our behalf.

15.    Pension and Other Postretirement Plans
We have a defined benefit pension plan in the United States covering many of the Company’s associates. However, the plan has been frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. In addition, the Company provides postretirement health care and life insurance benefits to certain associates in Mexico. Service cost for 2024 and 2023 relates to benefit accruals for an associate group in Mexico who receive statutorily-mandated retiree health and welfare benefits. The plans provide for payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an associate acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an associate’s length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we may make contributions in excess of the legal funding requirements.

During 2023, the Board of Directors of MasterBrand, Inc. approved a plan to terminate the defined benefit pension plan. The termination and settlement process, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to take up to 24 months to complete, subject to receipt of customary regulatory approvals. During 2024, the Company offered a lump-sum benefit payout option to certain plan participants, resulting in $41.9 million of payments to participants who elected this option, equivalent to approximately 34 percent of the Company’s benefit obligation for the plan. Due to the size of the lump-sum distribution, in accordance with U.S. GAAP, the Company was required to recognize a non-cash settlement charge of $2.9 million in the fourth quarter of 2024. During 2025, we expect to complete the purchase of group annuity contracts that will transfer any remaining pension benefit obligation to an insurance company.

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

(U.S. Dollars presented in millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$135.6	$128.9	$4.1	$3.2
Service cost	—	—	0.5	0.5
Interest cost	5.4	6.5	0.3	0.3
Actuarial (gain) loss	(10.7)	7.9	0.2	0.5
Benefits paid	(6.2)	(7.7)	(0.1)	(0.2)
Lump sum benefits paid	(41.9)	—	—	—
Settlements/Curtailments gain	—	—	(1.3)	(0.2)
Projected benefit obligation at end of year	$82.2	$135.6	$3.7	$4.1
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$82.2	$135.6	$2.6	$2.9
Change in Plan Assets
Fair value of plan assets at beginning of year	$131.1	$119.4	$—	$—
Actual return on plan assets	(1.5)	11.3	—	—
Employer contributions	—	8.1	0.1	1.0
Benefits paid	(6.2)	(7.7)	(0.1)	(1.0)
Lump sum benefits paid	(41.9)	—	—	—
Fair value of plan assets at end of year	$81.5	$131.1	$—	$—
Funded status (Fair value of plan assets less PBO)	$(0.7)	$(4.5)	$(3.7)	$(4.1)

For the year ended December 29, 2024, the gain on the pension obligation is primarily due to a combination of increasing discount rates and the actuarial gains from lump sum payments made from the plan during the year. For the year ended December 31, 2023, the actuarial loss is primarily due to declining discount rates and the decision to terminate the plan, which resulted in the adoption of plan termination assumptions that resulted in an increase to the liability. These liability losses were offset slightly by asset returns greater than expected.

The accumulated benefit obligation exceeds the fair value of the pension plan assets. Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(U.S. Dollars presented in millions)	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Current liabilities	$(0.1)	$(0.1)	$(1.1)	$(0.6)
Noncurrent liabilities	(0.6)	(4.4)	(2.6)	(3.5)
Net amount recognized	$(0.7)	$(4.5)	$(3.7)	$(4.1)
As of December 29, 2024 and December 31, 2023, we utilized the Society of Actuaries’ base MP-2021 mortality projection scale without adjustment. As of December 25, 2022, we utilized an aggregate Pri-2012 mortality table with the Society of Actuaries’ MP-2021 projection scale and an adjustment to reflect increased rates of mortality subsequent to the Society of Actuaries’ MP-2021 projection scale, resulting in an immaterial decrease in plan benefit obligation and ongoing expenses.

The amounts in accumulated other comprehensive loss on the Consolidated Balance Sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(In U.S. Dollars in millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 25, 2022	$12.8	$—
Recognition of actuarial loss	(2.9)	(0.3)
Current year actuarial loss	3.6	0.5
Net actuarial loss at December 31, 2023	$13.5	$0.2
Recognition of actuarial (loss) gain	(2.8)	0.2
Current year actuarial gain	(5.0)	(0.3)
Net actuarial loss at December 29, 2024	$5.7	$0.1
Components of net periodic cost (benefit) were as follows:

Components of Net Periodic Cost (Benefit)	Pension Benefits			Postretirement Benefits
(U.S. Dollars presented in millions)	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$0.5	$0.5	$0.5
Interest cost	5.4	6.5	5.1	0.3	0.3	0.3
Expected return on plan assets	(4.1)	(7.1)	(7.3)	—	—	—
Recognition of actuarial (gains) losses	(0.2)	2.9	0.2	—	—	0.7
Settlement/Curtailment loss/(gain)	2.9	—	—	(0.2)	0.3	(0.3)
Net periodic cost (benefit)	$4.0	$2.3	$(2.0)	$0.6	$1.1	$1.2

Assumptions	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average assumptions used to determine benefit obligations at balance sheet date:
Discount rate	5.5%	4.8%	5.2%	10.7%	9.2%	9.5%
Weighted-average assumptions used to determine net cost (benefit) for years ended:
Discount rate	4.8%	5.2%	3.0%	9.9%	9.4%	8.9%
Expected long-term rate of return on plan assets	4.5%	3.8%	6.2%	—%	—%	—%
Plan Assets
The fair value of the pension assets by major category of plan assets as of December 29, 2024 and December 31, 2023 were as follows:

(U.S. Dollars presented in millions)	Total as of balance sheet date
	2024	2023
Collective trusts:
Cash and cash equivalents	$9.7	$23.2
Equity	—	28.5
Fixed income	71.8	73.6
Multi-strategy hedge funds	—	3.0
Real estate	—	2.8
Total	$81.5	$131.1

Our defined benefit plan Master Trust owns a variety of investment assets. All of these investment assets are measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $81.5 million and $131.1 million as of December 29, 2024 and December 31, 2023, respectively, from the tabular fair value hierarchy disclosure.

Investment assets as of December 29, 2024, consisting of fixed income funds and cash and cash equivalents, have no specified redemption frequency and notice period, and may be redeemed daily. As of December 29, 2024, we did not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

Our investment strategy is to protect the funded status of the defined benefit plan with a portfolio of fixed income investments and cash which is designed to offset changes in the plan’s liabilities related to changes in the discount rate. The asset allocation policy of the plan allows for liability-hedging assets, including fixed income funds and cash. Asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Our 2025 expected blended long-term rate of return on plan assets of 4.5 percent was determined based on the nature of the plans’ investments, our current asset allocation and projected long-term rates of return from pension investment consultants. The asset allocation for plan investments has shifted to mirror the revised expected timing of the disbursement of plan assets in conjunction with the plan termination.

Estimated Future Retirement Benefit Payments
The following retirement benefit payments are expected to be paid by the respective plans:

(U.S. Dollars presented in millions)	Pension Benefits	Postretirement Benefits
2025	$6.0	$0.6
2026	$5.8	$0.5
2027	$5.7	$0.5
2028	$5.5	$0.5
2029	$5.4	$0.5
Years 2030-2034	$24.0	$3.4

Estimated future retirement benefit payments listed are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to certain participants.

Defined Contribution Plan Contributions
We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $19.9 million, $18.2 million and $14.0 million in 2024, 2023 and 2022, respectively.
16.    Commitments
Purchase Obligations
Purchase obligations of the Company as of December 29, 2024 were $37.0 million, of which $26.5 million is due within one year. Purchase obligations include contracts for selling and administrative services and capital expenditures.

17.    Contingencies and Accrued Losses
Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended 2024, 2023 and 2022.

(U.S. Dollars presented in millions)	2024	2023	2022
Reserve balance at the beginning of the year	$12.9	$11.2	$7.0
Provision for warranties issued	21.4	32.7	39.6
Settlements made (in cash or in kind)	(25.0)	(31.0)	(35.4)
Reserve balance at end of year	$9.3	$12.9	$11.2

Litigation
The Company is a defendant in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to the Company. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the Company’s results of operations, cash flows or financial condition, and where appropriate, these actions are being vigorously contested. Accordingly, the Company believes the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, costs related to such audits or an unfavorable outcome could have a material impact on our consolidated results of operations, cash flows and financial condition.

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of December 29, 2024 and December 31, 2023. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.
Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of December 29, 2024 and December 31, 2023.
18.    Stock-Based Compensation
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

Subsequent to the Separation, certain of the Company’s associates participate in a stock-based compensation plan sponsored by MasterBrand, Inc. Our stock-based compensation plan, the MasterBrand, Inc. 2022 Long-Term Incentive Plan (the “Plan”), includes stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. As of December 29, 2024, approximately 8.5 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to existing awards under the Plan may be recycled back into the total numbers of shares available for issuance under the Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares of MasterBrand, Inc.

Stock-based compensation expense, including expense recognized under both the Fortune Brands’ Long-Term Incentive Plans and the MasterBrand, Inc. 2022 Long-Term Incentive Plan, was as follows:

(U.S. Dollars presented in millions)	2024	2023	2022
Performance awards	$5.7	$1.2	$3.2
Restricted stock units	15.8	15.6	6.2
Stock option awards	0.4	1.0	1.5
Total pre-tax expense	21.9	17.8	10.9
Tax benefit	5.4	4.2	3.0
Total after tax expense	$16.5	$13.6	$7.9

Compensation expense for 2022 included the recognition of $0.7 million of incremental compensation expense in the fourth quarter of 2022 resulting from the adjustment and substitution of Fortune Brands awards settled in MasterBrand, Inc. stock.

Performance Share Awards
Performance share awards (“PSAs”) have been granted to officers and certain associates of the Company and represent the right to earn shares of MasterBrand, Inc. common stock based on the achievement of their company-wide non-GAAP performance conditions, including average adjusted return on net tangible assets and cumulative adjusted EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each performance share award is based on the average of the high and low stock price on the date of grant.

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

During 2024, we granted 562,587 PSAs. During 2023, we granted 411,647 performance share awards. The following table summarizes activity with respect to performance share awards outstanding under the MasterBrand, Inc. Plan:

	Number of Performance Share Awards	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2023	402,315	$9.92
Granted	562,587	$17.05
Vested	(10,070)	$9.92
Forfeited	(4,593)	$16.33
Non-vested at December 29, 2024	950,239	$14.11
The remaining unrecognized pre-tax compensation cost related to PSAs at December 29, 2024 was approximately $9.9 million (based on the current estimated probability of meeting performance targets), and the weighted-average period of time over which this cost will be recognized is 2.15 years. The fair value of PSAs that vested during 2024, 2023 and 2022 were $0.1 million, $0.1 million and $1.5 million, respectively. The weighted-average grant date fair value of PSAs that were granted during 2024 and 2023 were $17.05 and $9.91, respectively. There were no PSAs granted in 2022.

Restricted Stock Units
Restricted stock units (“RSUs”) have been granted to officers and certain associates of the Company and represent the right to receive shares of MasterBrand, Inc. common stock subject to continued employment through each vesting date. RSUs generally vest ratably over a three-year period (i.e., 1/3 vests on the 1st anniversary of the grant date, 1/3 vests on the 2nd anniversary of the grant date, and 1/3 vests on the 3rd anniversary of the grant date). In addition, certain associates can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each RSU granted by using the average of the high and low stock price on the date of grant.
The following table summarizes activity with respect to RSUs outstanding under the MasterBrand, Inc. Plan:

	Number of Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2023	3,999,319	$9.32
Granted	914,332	$17.58
Vested	(1,831,099)	$9.42
Forfeited	(125,804)	$11.93
Non-vested at December 29, 2024	2,956,748	$11.70

The remaining unrecognized pre-tax compensation cost related to RSUs at December 29, 2024 was approximately $18.2 million, and the weighted-average period of time over which this cost will be recognized is 1.74 years. The fair value of RSUs that vested (including RSUs that had been awarded under the Fortune Brands’ Long-Term Incentive Plans that vested prior to the Separation) during 2024, 2023 and 2022 was $29.5 million, $10.6 million and $6.1 million, respectively. The weighted-average grant date fair value of RSUs that were granted during 2024, 2023 and 2022 were $17.58, $10.28 and $7.88, respectively.

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

MasterBrand, Inc. did not grant any stock options in fiscal 2024, 2023 or 2022 subsequent to the Separation. The fair value of MasterBrand, Inc. options granted in future periods will be estimated at the date of grant using a Black-Scholes option pricing model with assumptions for current expected dividend yield, expected volatility, risk-free interest rate and an expected term.

A summary of MasterBrand, Inc. stock option activity for the year ended December 29, 2024 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2023	1,334,292	$9.36
Granted	—	$—
Exercised	—	$—
Expired/forfeited	—	$—
Outstanding at December 29, 2024	1,334,292	$9.36
Options outstanding and exercisable at December 29, 2024 were as follows:

	Options Outstanding(a)			Options Exercisable(b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$5.92 to $10.76	1,334,292	5.61	$9.36	1,228,153	$9.25
(a) At December 29, 2024, the aggregate intrinsic value of options outstanding was $6.8 million (as compared to $7.3 million at December 31, 2023).
(b) At December 29, 2024 the weighted-average remaining contractual life of options exercisable was 5.5 years (as compared to 6.2 years at December 31, 2023) and the aggregate intrinsic value of options exercisable was $6.4 million (as compared to $6.0 million at December 31, 2023).

The remaining unrecognized compensation cost related to unvested awards at December 29, 2024 was immaterial, and the weighted-average period of time over which this cost will be recognized is 0.17 years. The fair value of options that vested (including stock options that had been awarded under the Fortune Brands’ Long-Term Incentive Plans that vested prior to the Separation) during the years ended 2024, 2023 and 2022 was $0.8 million, $1.4 million and $0.8 million, respectively. No options were exercised in 2024, 2023 or 2022.

19.    Accumulated Other Comprehensive Loss
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

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 26, 2021	$1.9	$0.1	$(5.9)	$(3.9)
Amounts classified into accumulated other comprehensive (loss) income	(9.9)	7.2	(4.5)	(7.2)
Amounts reclassified into earnings	—	(4.5)	1.1	(3.4)
Net current period other comprehensive (loss) income	(9.9)	2.7	(3.4)	(10.6)
Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive income (loss)	12.1	9.6	(3.1)	18.6
Amounts reclassified into earnings	—	(10.2)	2.4	(7.8)
Net current period other comprehensive income (loss)	12.1	(0.6)	(0.7)	10.8
Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive (loss) income	(27.7)	(10.1)	4.0	(33.8)
Amounts reclassified into earnings	—	2.9	1.9	4.8
Net current period other comprehensive (loss) income	(27.7)	(7.2)	5.9	(29.0)
Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)

20.    Stock Repurchase Program
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
During fiscal 2024, we repurchased 371,499 shares of our common stock under this program at a cost of approximately $6.5 million, or an average of $17.58 per share. During 2023 we repurchased 1,874,806 shares of our common stock under this program at a cost of approximately $22.0 million, or an average of $11.73 per share.

As of December 29, 2024, $21.5 million remained authorized for purchase under our stock repurchase program.

21.    Related Party Transactions
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

Fortune Brands performed certain corporate functions, including information technology, finance, executive, human resources, supply chain, internal audit, governance and legal services on behalf of the Company. The expenses associated with these functions have been allocated based on direct usage or benefit where specifically identifiable, with the remainder allocated on a proportional cost allocation method based primarily on net sales, associate headcount, or number of facilities, as applicable. Prior to the Separation, total expenses allocated for 2022 were $92.5 million, and such amounts are primarily included within selling, general and administrative expenses in the Consolidated Statements of Income. These amounts include costs of $72.4 million that were not historically allocated to us as part of Fortune Brands’ normal periodic management reporting process. We consider the expense methodology and resulting allocation to be reasonable for the period presented; however, the allocations may not be indicative of actual expenses that would have been incurred had we operated as an independent, publicly-traded company for the period presented. Actual costs that we may have incurred had we been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by our associates and strategic decisions made in areas such as manufacturing, selling and marketing, research and development, information technology and infrastructure.

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

Stock-Based Compensation
Prior to the Separation, our associates participated in Fortune Brands stock-based compensation plans, the costs of which have been allocated and recorded in cost of products sold, and selling, general and administrative expenses in the consolidated statements of income. Prior to the Separation, stock-based compensation costs related to our associates for 2022 were $10.9 million. All of these amounts, except for $0.7 million of incremental compensation expense recognized in the fourth quarter of 2022, as described in Note 18, "Stock-Based Compensation," are included within the total expenses allocated, as noted above.

Related Party Sales
There were no material sales to or from Fortune Brands or its subsidiaries for any of the periods presented.

Balances Due to and From Related Parties
Prior to Separation, the amount owed to the Company and its subsidiaries from Fortune Brands was included in the related party note receivable balance. We had written interest-bearing loan agreements in place with Fortune Brands. The receivable balance consisted of excess cash remitted to the Parent’s cash pooling arrangements, net of expenses incurred by us which were paid for by Fortune Brands. The loan agreements were to mature on April 14, 2026, but all amounts under these agreements were settled prior to the Separation. The receivable balance earned interest at a rate in-line with the Fortune Brands’ short-term borrowing rate, which was between 0.95 percent and 4.80 percent during 2022.
Prior to Separation, the related party note payable balance was a note payable between a subsidiary of the Company and Fortune Brands. The balance comprised of a revolving loan that was due at the maturity of the agreement on April 15, 2026, but was settled prior to the Separation. The note bore interest at rates ranging between 1.20 percent and 5.05 percent during 2022.
The Company received interest income on related party receivables of $14.4 million for 2022. Additionally, the Company incurred interest expense on intercompany payables and notes of $1.5 million for 2022.

22. Segment Information
The Company has one operating and reportable segment that is organized based on the nature of products the Company sells, its production and distribution mode, the internal management structure and information that is regularly provided to the chief operating decision maker (“CODM”) for the purpose of assessing performance and allocating resources.

Products sold from which the Company derives revenue are described within Note 1, "Background and Basis of Presentation." Our production and distribution modes were determined to be a single reportable segment as discrete financial information by sale distribution channel and by customer shipping location is limited to sale-related metrics, as disclosed in Note 4, "Revenue from Contracts with Customers."

Our chief executive officer is our CODM. The CODM uses net income predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis from net income when making decisions about allocating capital resources to the operating segment. The CODM also uses net income for evaluating the performance of the operating segment and in determining the compensation of certain employees.

The following summarizes the significant and other operating expenses reviewed by the CODM:

(U.S. Dollars presented in millions)	2024	2023	2022
Net sales	$2,700.4	$2,726.2	$3,275.5
Less:
Raw materials	962.3	988.1	1,367.1
Production labor and overhead	861.1	836.7	967.9
Non-production associate-related costs	199.2	196.2	156.3
Distribution costs	161.8	169.4	209.8
Commissions	47.2	48.4	65.7
Amortization of intangibles	20.2	15.3	17.2
Other segment items (a)	212.9	165.8	275.3
Interest expense	74.0	65.2	2.2
Gain on sale of asset	(4.3)	—	—
Other income (expense), net	(2.3)	2.4	0.6
Income tax expense	42.4	56.7	58.0
Consolidated net income	$125.9	$182.0	$155.4

(a) Other segment items include outside service costs, acquisition-related costs, restructuring charges and other expenses.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not review segment assets at a different asset level or category.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MasterBrand, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MasterBrand, Inc. and its subsidiaries (the “Company”) as of December 29, 2024, and December 31, 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 29, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 29, 2024, appearing after Item 16 and the signatures, (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Supreme from its assessment of internal control over financial reporting as of December 29, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Supreme from our audit of internal control over financial reporting. Supreme is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 6% and 4% respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2024.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Quantitative Impairment Tests – Certain Indefinite-Lived Tradenames
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames balance was $266.1 million as of December 29, 2024, a portion of which relates to certain tradenames. Management reviews indefinite-lived tradenames for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived tradename exceeds its fair value. Management first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that an intangible asset is impaired, management performs a quantitative impairment test. Management may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. Fair value is measured by management using the relief-from-royalty approach. Significant assumptions inherent in estimating the fair values include forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the quantitative impairment tests for certain indefinite-lived tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of certain tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, market-participant discount rates and assumed royalty rates for certain tradenames; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative impairment tests for indefinite-lived tradenames, including controls over the valuation of certain indefinite-lived tradenames. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of certain tradenames; (ii) evaluating the appropriateness of the relief-from-royalty approach used by management; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, market-participant discount rates, and assumed royalty rates for certain tradenames. Evaluating management’s significant assumptions related to forecasted revenue growth rates and assumed royalty rates involved evaluating whether the significant assumptions used by management for certain tradenames were reasonable considering, (i) the current and past performance of the business associated with certain tradenames; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief-from-royalty approach and (ii) the reasonableness of the assumed market-participant discount rate and assumed royalty rate significant assumptions for certain tradenames.

Acquisition of Supreme – Valuation of Customer Relationships and Tradenames
As described in Note 3 to the consolidated financial statements, on July 10, 2024, the Company completed the acquisition of Dura Investment Holdings, LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”) for purchase consideration of $527.3 million. Of the acquired intangible assets, $174.1 million of customer relationships and $85.1 million of tradenames were recorded. Fair value is estimated by management using an income valuation approach, which requires a forecast of future cash flows through the use of the multi-period excess earnings method or the relief-from royalty method. The valuation methodologies used for the customer relationships and tradenames were the multi-period excess earnings method and the relief from royalty method, respectively. Management applied significant judgment in determining the fair value of the customer relationship intangible assets, including estimates and assumptions of forecasted revenue growth rates, estimated earnings, customer attrition rates, and market-participant discount rates. Management applied significant judgment in determining the fair value of the tradename intangible assets, including estimates and assumptions of forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and tradenames acquired in the acquisition of Supreme is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and tradenames acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, estimated earnings, customer attrition rates, and market-participant discount rates for customer relationships and forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates for tradenames; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and tradenames acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and tradenames acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, estimated earnings, customer attrition rates, and market-participant discount rates for customer relationships and forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates for tradenames. Evaluating management’s assumptions related to forecasted revenue growth rates for customer relationships and tradenames, assumed royalty rates for tradenames, estimated earnings and customer attrition rates for customer relationships involved considering (i) the current and past performance of the Supreme business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the market-participant discount rate assumption for customer relationships and the assumed royalty rate and market-participant discount rate assumptions for tradenames.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 19, 2025

We have served as the Company's auditor since 2021.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 29, 2024.

The Company completed the Supreme acquisition on July 10, 2024. Management has excluded Supreme from its assessment of internal control over financial reporting as of December 29, 2024, because it was acquired by the Company in a purchase business combination during 2024. Supreme’s total assets and total revenues represent approximately 6.0 percent and 4.0 percent, respectively, of our total assets and total revenues, as of and for the year ended December 29, 2024.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting
We are currently integrating the processes and internal controls of Supreme. Except for the Supreme acquisition, there has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 29, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the year ended December 29, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We have adopted an insider trading policy (the “Insider Trading Policy”) applicable to our officers, directors, team members and certain persons and entities (collectively, “Covered Persons”) that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the NYSE listing standards.

The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC.

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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
Page
Reference
1. Consolidated Financial Statements

Consolidated Statements of Income for the years ended December 29, 2024, December 31, 2023, & December 25, 2022	44

Consolidated Statements of Comprehensive Income for the years ended December 29, 2024, December 31, 2023, & December 25, 2022	45

Consolidated Balance Sheets at December 29, 2024 & December 31, 2023	46

Consolidated Statements of Cash Flows for the years ended December 29, 2024, December 31, 2023, & December 25, 2022	47

Consolidated Statements of Equity for the years ended December 29, 2024, December 31, 2023, & December 25, 2022	48

Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm (PCAOB ID Number: 238)	87

2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for cash discounts and sales allowances, customer program allowance and tax valuation allowance	97

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
2.2 +
Agreement and Plan of Merger, dated as of May 20, 2024, by and among Dura Investment Holdings LLC, GHK North Star Holdings LLC, as Seller Representative, MasterBrand Cabinets LLC and Dogwood Merger Sub LLC.
		Current Report on Form 8-K (File No. 001-41545)	July 11, 2024
2.3
Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 9, 2024, by and among Dura Investment Holdings LLC, GHK North Star Holdings LLC, as Seller Representative, MasterBrand Cabinets LLC and Dogwood Merger Sub LLC
		Current Report on Form 8-K (File No. 001-41545)	July 11, 2024
3.1	Corrected and Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective September 4, 2024	Current Report on Form 8-K (File No. 001-41545)	September 4, 2024
4.1	Description of Securities	Current Report on Form 10-K (File No. 001-41545)	March 10, 2023
4.2	Indenture, dated as of June 27, 2024, by and among the Company, the Subsidiary Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
4.3	Form of 7.00% Senior Notes due 2032.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
10.1	Tax Allocation Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.2	Employee Matters Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.3	MasterBrand, Inc. 2022 Long-Term Incentive Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.4	MasterBrand, Inc. Annual Executive Incentive Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.5	Form of Severance and Change of Control Agreement*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.6	MasterBrand, Inc. Deferred Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.7	Credit Agreement among MasterBrand, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein, dated November 18, 2022	Current Report on Form 10-K (File No. 001-41545)	February 27, 2024
10.8	Amended and Restated Credit Agreement, dated as of June 27, 2024, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
19.1	Insider Trading Policy (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)
24.1	Power of Attorney (included as part of the page titled “Signatures”)

31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)
97	Dodd-Frank Clawback Policy, effective September 6, 2023	Current Report on Form 10-K (File No. 001-41545)	February 27, 2024
101.INS	XBRL Instance Document (x)
101.SCH	XBRL Taxonomy Extension Schema Document (x)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (x)
101.DEF	XBRL Taxonomy Extension Definition
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (x)
101.LAB	XBRL Taxonomy Extension Label
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

‘+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
* Management contract or compensatory plan or arrangement.
(x) Filed herewith.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 2/19/2025	MasterBrand, Inc.

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President & Chief Executive Officer

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

Signature	Title	Date

/s/ R. David Banyard, Jr.	President, Chief Executive Officer, & a Director	2/19/2025
R. David Banyard, Jr.	(Principal Executive Officer)

/s/ Andrea H. Simon	Executive Vice President & Chief Financial Officer	2/19/2025
Andrea H. Simon	(Principal Financial Officer)

/s/ Mark A. Young	Vice President & Chief Accounting Officer	2/19/2025
Mark A. Young	(Principal Accounting Officer)

/s/ David D. Petratis	Non-Executive Chairman of the Board	2/19/2025
David D. Petratis

/s/ Catherine Y. Courage	Director	2/19/2025
Catherine Y. Courage

/s/ Juliana L. Chugg	Director	2/19/2025
Juliana L. Chugg

/s/ Robert C. Crisci	Director	2/19/2025
Robert C. Crisci

/s/ Ann Fritz Hackett	Director	2/19/2025
Ann Fritz Hackett

/s/ Jeffery S. Perry	Director	2/19/2025
Jeffery S. Perry

/s/ Patrick S. Shannon	Director	2/19/2025
Patrick S. Shannon

Schedule II Valuation and Qualifying Accounts
For the years ended December 29, 2024, December 31, 2023 and December 25, 2022

(U.S. Dollars presented in millions)	Balance at Beginning of Period	Charges(a)	Write-offs and Deductions(b)	Balance at End of Period
2024:
Allowance for cash discounts and sales allowances	$4.9	$57.8	$52.1	$10.6
Customer program allowance	43.0	125.7	134.1	34.6
Valuation allowance for deferred tax assets	1.0	2.7	—	3.7
2023:
Allowance for cash discounts and sales allowances	$5.6	$73.5	$74.2	$4.9
Customer program allowance	58.3	146.5	161.8	43.0
Valuation allowance for deferred tax assets	1.2	(0.2)	—	1.0
2022:
Allowance for cash discounts and sales allowances	$5.6	$85.2	$85.2	$5.6
Customer program allowance	55.3	141.0	138.0	58.3
Valuation allowance for deferred tax assets	1.2	—	—	1.2
(a)Charges related to the allowance for cash discounts and sales allowances and the customer program allowance are classified as a reduction in net sales. Charges also include the impact of the Supreme Customer program allowance at the date of acquisition. Charges related to the valuation allowance for deferred tax assets are classified as income tax expense.
(b)Net of immaterial foreign currency impact.