Form 10-Q
period 2025-03-30
MasterBrand, Inc.
filed 2025-05-07
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 126,737,520 shares of common stock as of May 2, 2025.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	March 30, 2025	March 31, 2024
NET SALES	$660.3	$638.1
Cost of products sold	458.1	433.4
GROSS PROFIT	202.2	204.7
Selling, general and administrative expenses	154.0	137.8
Amortization of intangible assets	6.4	3.7
Restructuring charges	4.7	0.4
OPERATING INCOME	37.1	62.8
Interest expense	19.4	14.1
Other expense (income), net	0.4	(0.3)
INCOME BEFORE TAXES	17.3	49.0
Income tax expense	4.0	11.5
NET INCOME	$13.3	$37.5
Average Number of Shares of Common Stock Outstanding
Basic	127.5	127.0
Diluted	130.7	130.5
Earnings Per Common Share
Basic	$0.10	$0.30
Diluted	$0.10	$0.29

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
NET INCOME	$13.3	$37.5
Other comprehensive income, before tax:
Foreign currency translation adjustments	1.2	(1.1)
Unrealized gains on derivatives:
Unrealized holding gains arising during period	1.0	1.8
Less: reclassification adjustment for losses (gains) included in net income	2.9	(0.5)
Unrealized gains on derivatives	3.9	1.3
Defined benefit plans:
Pension settlement gain	5.6	—
Amortization of net actuarial loss	0.2	—
Defined benefit plans	5.8	—
Other comprehensive income, before tax	10.9	0.2
Income tax expense related to items of other comprehensive income	(1.4)	—
Other comprehensive income, net of tax	9.5	0.2
COMPREHENSIVE INCOME	$22.8	$37.7
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	March 30, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$113.5	$120.6
Accounts receivable, net	221.1	191.0
Inventories	288.7	276.4
Other current assets	65.8	62.7
TOTAL CURRENT ASSETS	689.1	650.7
Property, plant and equipment, net of accumulated depreciation	476.2	481.5
Operating lease right-of-use assets, net of accumulated amortization	63.0	66.4
Goodwill	1,126.1	1,125.8
Other intangible assets, net of accumulated amortization	565.3	571.3
Other assets	36.1	34.1
TOTAL ASSETS	$2,955.8	$2,929.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$182.4	$180.7
Current operating lease liabilities	19.2	19.5
Other current liabilities	160.9	195.2
TOTAL CURRENT LIABILITIES	362.5	395.4
Long-term debt	1,058.2	1,007.8
Deferred income taxes	157.5	158.7
Pension and other postretirement plan liabilities	3.6	3.2
Operating lease liabilities	52.2	55.0
Other non-current liabilities	15.1	15.0
TOTAL LIABILITIES	1,649.1	1,635.1
Contingencies and Accrued Losses (Note 14)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 131.7 million issued and 127.2 million outstanding as of March 30, 2025; 130.9 million issued and 127.6 million outstanding as of December 29, 2024)	1.3	1.3
Paid-in capital	44.8	39.7
Treasury stock, at cost	(59.9)	(44.0)
Accumulated other comprehensive loss	(23.2)	(32.7)
Retained earnings	1,343.7	1,330.4
TOTAL EQUITY	1,306.7	1,294.7
TOTAL LIABILITIES AND EQUITY	$2,955.8	$2,929.8

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
OPERATING ACTIVITIES
Net income	$13.3	$37.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	16.4	12.2
Amortization of intangibles	6.4	3.7
Restructuring charges, net of cash payments	3.1	(0.8)
Amortization of finance fees	0.7	0.5
Stock-based compensation	5.1	4.3
Recognition of pension settlement charge	0.3	—
Changes in operating assets and liabilities:
Accounts receivable	(30.0)	(21.7)
Inventories	(12.2)	1.6
Other current assets	5.9	1.3
Accounts payable	(0.1)	10.2
Accrued expenses and other current liabilities	(38.0)	(29.6)
Other items	(2.3)	(0.5)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(31.4)	18.7
INVESTING ACTIVITIES
Capital expenditures(a)	(9.8)	(7.0)
NET CASH USED IN INVESTING ACTIVITIES	(9.8)	(7.0)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	95.0	—
Repayment of revolving credit facility borrowings	(45.0)	—
Repurchase of common stock	(11.4)	(1.6)
Payments of employee taxes withheld from share-based awards	(4.5)	(4.9)
Other items	(0.6)	(0.6)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	33.5	(7.1)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	0.2	0.4
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(7.5)	$5.0
Cash, cash equivalents, and restricted cash at beginning of period	$121.6	$148.7
Cash, cash equivalents, and restricted cash at end of period	$114.1	$153.7

Cash and cash equivalents	$113.5	$153.7
Restricted cash included in other assets	0.6	—
Total cash, cash equivalents and restricted cash	$114.1	$153.7
(a)    Capital expenditures of $4.6 million and $4.1 million that have not been paid as of March 30, 2025 and March 31, 2024, respectively, were excluded from the condensed consolidated statements of cash flows.
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	37.5	37.5
Other comprehensive income	—	—	—	—	0.2	—	0.2
Stock-based compensation	0.5	—	4.3	(4.9)	—	—	(0.6)
Stock repurchase program	(0.1)	—	—	(1.9)	—	—	(1.9)
Balance at March 31, 2024	127.2	$1.3	$22.1	$(32.9)	$(3.5)	$1,242.0	$1,229.0

Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7
Comprehensive income:
Net income	—	—	—	—	—	13.3	13.3
Other comprehensive income	—	—	—	—	9.5	—	9.5
Stock-based compensation	0.4	—	5.1	(4.5)	—	—	0.6
Stock repurchase program	(0.8)	—	—	(11.4)	—	—	(11.4)
Balance at March 30, 2025	127.2	$1.3	$44.8	$(59.9)	$(23.2)	$1,343.7	$1,306.7
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

Basis of Presentation Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Our fiscal 2025 and 2024 consist of 52 weeks ending on December 28, 2025 and December 29, 2024, respectively.

The condensed consolidated balance sheets as of March 30, 2025, as well as the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the thirteen weeks ended March 30, 2025 and the thirteen weeks ended March 31, 2024 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring accruals, considered necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our audited consolidated financial statements and notes. The 2024 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by United States Generally Accepted Accounting Principles (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

2. Recently Issued Accounting Standards

Accounting Standards Issued and Adopted
There are no recently issued accounting pronouncements that we have adopted and which have had a material effect on our results of operations, cash flows or financial condition.
Accounting Standards Issued, But Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is adopting this guidance when it becomes effective in our Annual Report on Form 10-K for the fiscal year ending December 28, 2025.

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

3. Acquisition of Supreme

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company, from GHK Capital Partners LP for $520.0 million in cash, subject to customary purchase price adjustments set forth in the merger agreement. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafted framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility. The purchase consideration was $527.3 million.
The Company incurred $1.6 million of acquisition-related costs associated with the acquisition in the thirteen weeks ended March 30, 2025, which are recorded within selling, general and administrative expenses in the condensed consolidated statements of income.
The purchase price of Supreme was allocated on a preliminary basis as of the closing date of July 10, 2024. Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of Supreme are recognized and measured at fair value. Due to the timing of acquisition close, the preliminary fair value estimates and assumptions are subject to change as we obtain additional information over the measurement period of up to one year from the date of acquisition. Since the initial measurement of the identified assets acquired and liabilities assumed, progress was made in completing certain of our additional valuations and analyses and disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024. There were no adjustments to the preliminary valuation of identifiable assets acquired and liabilities assumed during the first quarter of 2025. We continue to evaluate the initial fair values, which may be adjusted with an offsetting impact to goodwill, as additional information relative to the fair values of the assets and liabilities becomes available over the measurement period.
Pro forma financial information
Net sales and earnings related to the operations of Supreme that have been included in our condensed consolidated statements of income for the thirteen weeks ended March 30, 2025 are as follows:

(U.S. Dollars presented in millions)
Net Sales	$60.8
Net Income	$4.1

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.2 million and $1.9 million as of March 30, 2025 and December 29, 2024, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen weeks ended March 30, 2025 and March 31, 2024.

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Net Sales by Channel
Dealers(a)	$353.1	$315.0
Retailers(b)	223.5	242.9
Builders(c)	83.7	80.2
Net sales	$660.3	$638.1
Net Sales by Shipping Location
United States	$635.0	$608.2
Canada	21.9	25.2
Mexico	3.4	4.7
Net sales	$660.3	$638.1
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

The following table summarizes the activity for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Beginning balance	$3.0	$4.6
Bad debt provision	0.2	—
Uncollectible accounts written off, net of recoveries	(2.1)	(0.9)
Ending balance	$1.1	$3.7

5. Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	13 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	March 30, 2025	March 31, 2024
Numerator:
Numerator for basic and diluted earnings per share - Net income	$13.3	$37.5
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.5	127.0
Effect of dilutive securities - stock-based awards	3.2	3.5
Denominator for diluted earnings per share - weighted average shares outstanding	$130.7	$130.5
Earnings per share:
Basic	$0.10	$0.30
Diluted	$0.10	$0.29

Approximately 1.0 million shares were excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 31, 2024, because their inclusion would have been anti-dilutive.

6. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	March 30, 2025	December 29, 2024
Inventories:
Raw materials and supplies	$197.3	$197.2
Work in process	25.6	25.7
Finished products	65.8	53.5
Total inventories	$288.7	$276.4
Property, plant and equipment:
Land and improvements	$37.5	$37.4
Buildings and improvements to leaseholds	363.1	360.1
Machinery and equipment	654.6	648.8
Construction in progress	40.8	41.4
Property, plant and equipment, gross	1,096.0	1,087.7
Less: accumulated depreciation	619.8	606.2
Property, plant and equipment, net of accumulated depreciation	$476.2	$481.5
Other current liabilities:
Accrued salaries, wages and other compensation	$41.0	$54.9
Accrued income and other taxes	16.7	14.2
Interest payable	10.8	25.5
Accrued product warranties	8.8	9.3
Accrued restructuring	7.7	4.9
Derivative payable	2.1	5.7
Other accrued expenses	73.8	80.7
Total other current liabilities	$160.9	$195.2

7. Goodwill and Identifiable Intangible Assets
We had goodwill of $1,126.1 million and $1,125.8 million as of March 30, 2025 and December 29, 2024, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 29, 2024	$1,125.8
2025 translation adjustments	0.3
Balance at March 30, 2025	$1,126.1
The gross carrying value and accumulated amortization by class of intangible assets as of March 30, 2025 and December 29, 2024 were as follows:

	March 30, 2025			December 29, 2024
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$266.4	$—	$266.4	$266.1	$—	$266.1
Amortizable intangible assets
Tradenames	10.0	(10.0)	—	10.0	(10.0)	—
Customer and contractual relationships	535.7	(236.8)	298.9	535.4	(230.2)	305.2
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	556.7	(257.8)	298.9	556.4	(251.2)	305.2
Total identifiable intangibles	$823.1	$(257.8)	$565.3	$822.5	$(251.2)	$571.3

There were no impairments of goodwill or indefinite-lived assets for the thirteen weeks ended March 30, 2025. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen weeks ended March 30, 2025. However, it is possible that future changes in circumstances would require the Company to record non-cash impairment charges.

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
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in other expense, net on the condensed consolidated statements of income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the condensed consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and for the thirteen weeks ended March 30, 2025 and March 31, 2024, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 30, 2025, was $79.3 million, representing a net settlement liability of $1.9 million. Based on foreign exchange rates as of March 30, 2025, we estimate that the $1.1 million of net derivative losses associated with cash flow hedges and included in accumulated other comprehensive income as of March 30, 2025, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024 were:

(U.S. Dollars presented in millions)	Location	March 30, 2025	December 29, 2024
Assets:
Foreign exchange contracts	Other current assets	$0.2	$—
	Total assets	$0.2	$—
Liabilities:
Foreign exchange contracts	Other current liabilities	$2.1	$5.7
	Total liabilities	$2.1	$5.7

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive income for the thirteen weeks ended March 30, 2025 and March 31, 2024 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Foreign exchange contracts:
Unrealized holding gains arising during period	$1.0	$1.8
Less: reclassification adjustment for losses (gains) included in net income	2.9	(0.5)
Unrealized gains on derivatives	$3.9	$1.3

The effects of fair value hedging financial instruments included in other expense, net on the condensed consolidated statements of income for the thirteen weeks ended March 30, 2025 and March 31, 2024 were:

	Amount of (Loss) Gain Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Foreign exchange contracts:
Hedged items	$(0.2)	$0.1
Net (losses) gains recognized in earnings	$(0.2)	$0.1

9. Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models.

We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 3, "Acquisition of Supreme," and Note 9, "Goodwill and Identifiable Intangible Assets," in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Assets and liabilities measured at fair value on a recurring basis as of March 30, 2025 and December 29, 2024 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	March 30, 2025	December 29, 2024
Assets:
Derivative asset financial instruments (Level 2)	$0.2	$—
Deferred compensation program assets (Level 2)	10.7	9.6
Total assets	$10.9	$9.6
Liabilities:
Derivative liability financial instruments (Level 2)	$2.1	$5.7
The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
The estimated fair value of the Company's debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of March 30, 2025, both the fair value and carrying value of total debt was $1,070.0 million, excluding deferred financing costs. As of December 29, 2024, the fair value of total debt was $1,025.3 million compared to the carrying value of $1,020.0 million, excluding deferred financing costs.

10. Debt
The following table provides a summary of the Company’s debt as of March 30, 2025 and December 29, 2024, including the carrying value of the debt less debt issuance costs:

	March 30, 2025	December 29, 2024
(U.S. Dollars presented in millions)	Long-term	Long-term
Revolving credit facility due June 2029	$370.0	$320.0
7.00% Senior Notes due 2032	700.0	700.0
	1,070.0	1,020.0
Less: Unamortized debt issuance costs	(11.8)	(12.2)
Total	$1,058.2	$1,007.8

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

The Senior Notes had an outstanding balance of $700.0 million as of March 30, 2025. As of March 30, 2025, prepaid debt issuance costs related to the Notes were $11.8 million and are being amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets. The Company was in compliance with all of its debt covenants under the Indenture as of March 30, 2025 and December 29, 2024.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of March 30, 2025 and December 29, 2024.

The revolving credit facility had an outstanding balance of $370.0 million as of March 30, 2025 and had $358.6 million of availability. Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. As of March 30, 2025, prepaid debt issuance costs related to the 2024 Credit Agreement were $4.4 million and will be amortized over the term of the debt. At March 30, 2025, these costs are included in other assets in our condensed consolidated balance sheets.

Interest paid on debt was $33.4 million and $14.1 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.

11. Restructuring Charges
For the thirteen weeks ended March 30, 2025, we recognized restructuring charges of $4.7 million. For the thirteen weeks ended March 31, 2024, we recognized restructuring charges of $0.4 million. Restructuring charges for all periods presented are largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at December 29, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at March 30, 2025
Workforce reduction costs	$4.8	$3.9	$(1.0)	$—	$7.7
Other	0.1	0.8	(0.6)	(0.3)	—
	$4.9	$4.7	$(1.6)	$(0.3)	$7.7

(U.S. Dollars presented in millions)	Balance at December 31, 2023	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at March 31, 2024
Workforce reduction costs	$1.3	$0.1	$(0.9)	$—	$0.5
Other	0.1	0.3	(0.3)	—	0.1
	$1.4	$0.4	$(1.2)	$—	$0.6
(a)    Cash expenditures primarily related to severance charges.

12. Income Taxes

The effective income tax rates for the thirteen weeks ended March 30, 2025 and March 31, 2024, were 23.1 percent and 23.5 percent, respectively. The decrease in effective tax rate between the periods is primarily the result of lower foreign income taxed at higher rates, return-to-provision adjustments, and foreign inclusions net of foreign tax credits, partially offset by an increase in the valuation allowance and a reduction in the stock compensation windfall benefits for shares which vested.

The difference between our effective income tax rate for the thirteen weeks ended March 30, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by benefits for return-to-provision adjustments, the stock compensation windfall benefit for shares which vested, tax credits, and foreign exclusions.

The difference between the Company’s effective income tax rate for the thirteen weeks ended March 31, 2024, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of state and local income taxes, foreign income inclusions net of foreign tax credits and nondeductible compensation, partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

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

On February 18, 2025, the Company completed the purchase of group annuity contracts with an insurance company, in which the liability, plan administration and payout of benefits were irrevocably transferred. In June 2025, the insurance company will begin paying plan benefits to eligible plan participants through the group annuity contracts. As a result of the settlement, the Company recognized a non-cash settlement charge of $0.3 million recorded within other expense (income), net in the accompanying condensed consolidated statements of income for the quarter ended March 30, 2025.

As a result of the termination of the defined benefit pension plan, the Company recognized a surplus in plan assets of $5.2 million, recorded within other current assets in the accompanying condensed consolidated balance sheet as of March 30, 2025. The Company intends to use the surplus to satisfy other Company obligations for qualified replacement plans.

The components of net periodic cost (benefit) for pension and other postretirement plans for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively, are as set forth in the table below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic cost are classified as other expense (income), net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.4	1.3	0.1	0.1
Expected return on plan assets	(0.4)	(1.0)	—	—
Settlement charge	0.3	—	—	—
Net periodic cost	$0.3	$0.3	$0.2	$0.2

14. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen weeks ended March 30, 2025 and March 31, 2024.

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Reserve balance at the beginning of the period	$9.3	$12.9
Provision for warranties issued	5.9	5.4
Settlements made (in cash or in kind)	(6.4)	(6.7)
Reserve balance at the end of the period	$8.8	$11.6

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of March 30, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of March 30, 2025 and December 29, 2024.

15. Accumulated Other Comprehensive Loss
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss for the thirteen weeks ended March 30, 2025 and March 31, 2024 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging (Loss) Gain	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive Loss
Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)
Amounts classified into accumulated other comprehensive (loss) income	1.2	1.0	4.2	6.4
Amounts reclassified into earnings	—	2.9	0.2	3.1
Net current period other comprehensive income	1.2	3.9	4.4	9.5
Balance at March 30, 2025	$(22.4)	$(1.1)	$0.3	$(23.2)

Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive (loss) income	(1.1)	1.8	—	0.7
Amounts reclassified into earnings	—	(0.5)	—	(0.5)
Net current period other comprehensive (loss) income	(1.1)	1.3	—	0.2
Balance at March 31, 2024	$3.0	$3.5	$(10.0)	$(3.5)

16. Stock Repurchase Programs
On May 9, 2023, we announced our Board of Directors’ authorization of a stock repurchase program (“2023 Share Repurchase Authorization”) under which we may repurchase up to $50.0 million of our common stock over a twenty-four month period expiring on April 23, 2025. On March 13, 2025, our Board of Directors’ authorized an additional stock repurchase program (“2025 Share Repurchase Authorization”) under which we may repurchase up to $50.0 million of our common stock over a thirty-six month period expiring on March 13, 2028. This stock repurchase program is in addition to the 2023 Share Repurchase Authorization.

Both stock repurchase programs allow the Company to repurchase shares at management’s discretion for general corporate purposes. As a result of the authorization of both plans, we may repurchase shares from time to time through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

The timing and amount of our purchases will depend upon prevailing market conditions, our available capital resources, our financial and operational performance, alternative uses of capital and other factors. We may limit or terminate either repurchase program at any time.

During the thirteen weeks ended March 30, 2025, we repurchased 838,984 shares of our common stock under the 2023 Share Repurchase Authorization. The shares were repurchased at a cost of approximately $11.4 million, or an average of $13.60 per share. During the thirteen weeks ended March 31, 2024, we repurchased 104,000 shares of our common stock under the 2023 Share Repurchase Authorization. The shares were repurchased at a cost of approximately $1.9 million, or an average of $18.29 per share.

As of March 30, 2025, $10.0 million remained authorized for the purchase of shares under the 2023 Share Repurchase Authorization, and $50.0 million remained authorized for the purchase of shares under the 2025 Share Repurchase Authorizaton.

17. Segment Information
The Company has one operating and reportable segment that is organized based on the nature of products the Company sells, its production and distribution mode, the internal management structure and information that is regularly provided to the chief operating decision maker (“CODM”) for the purpose of assessing performance and allocating resources.

The Company is a leading manufacturer of residential cabinets in North America with a portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. Our production and distribution modes were determined to be a single reportable segment as discrete financial information by sale distribution channel and by customer shipping location that is limited to sale-related metrics, as disclosed in Note 4, "Revenue from Contracts with Customers."

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

The following summarizes the significant and other operating expenses reviewed by the CODM:

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Net sales	$660.3	$638.1
Less:
Raw materials	232.7	222.1
Production labor and overhead	225.4	211.3
Non-production associate-related costs	55.1	49.3
Distribution costs	36.7	37.5
Commissions	12.8	10.5
Amortization of intangibles	6.4	3.7
Other segment items(a)	54.1	40.9
Interest expense	19.4	14.1
Other expense (income), net	0.4	(0.3)
Income tax expense	4.0	11.5
Consolidated net income	$13.3	$37.5
(a)    Other segment items include outside service costs, acquisition-related costs, restructuring charges and other expenses.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not review segment assets at a different asset level or category.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 within Part I, Item 1A and in this Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2025 within Part II, Item 1A.

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
•Worldwide economic, geopolitical and business conditions and risks associated with doing business on a global basis, including risks associated with uncertain trade environments, changes to U.S. tariff policy and retaliatory tariffs imposed by other countries;
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

•The reaction of customers and other persons to the acquisition of Supreme; and
•Other statements contained in this Quarterly Report on Form 10-Q regarding items that are not historical facts or that involve predictions.

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

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, parent company of Supreme, a cabinetry company, from GHK Capital Partners LP. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafted framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility.
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

Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2025,” or “fiscal 2025” refers to our 2025 fiscal year that is a 52-week period that will end on December 28, 2025; and (2) “2024,” or “fiscal 2024” refers to our 2024 fiscal year that was a 52-week period that ended on December 29, 2024. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the first quarter of 2025” refers to the thirteen week period that ended on March 30, 2025; and (2) “the first quarter of 2024” refers to the thirteen week period that ended on March 31, 2024.

Results of Operations
The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended March 30, 2025 compared to the thirteen weeks ended March 31, 2024.

Thirteen Weeks Ended March 30, 2025 Compared to the Thirteen Weeks Ended March 31, 2024

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	$ change	% change	March 31, 2024
NET SALES	$660.3	$22.2	3.5%	$638.1
Cost of products sold	458.1	24.7	5.7%	433.4
GROSS PROFIT	202.2	(2.5)	(1.2)%	204.7
Selling, general and administrative expenses	154.0	16.2	11.8%	137.8
Amortization of intangible assets	6.4	2.7	73.0%	3.7
Restructuring charges	4.7	4.3	n/m(1)	0.4
OPERATING INCOME	37.1	(25.7)	(40.9)%	62.8
Interest expense	19.4	5.3	37.6%	14.1
Other expense (income), net	0.4	0.7	n/m(1)	(0.3)
INCOME BEFORE TAXES	17.3	(31.7)	(64.7)%	49.0
Income tax expense	4.0	(7.5)	(65.2)%	11.5
NET INCOME	$13.3	$(24.2)	(64.5)%	$37.5
__________
(1) Not meaningful.
Net sales
Net sales were $660.3 million for the thirteen weeks ended March 30, 2025 compared to $638.1 million for the thirteen weeks ended March 31, 2024, an increase of $22.2 million, or 3.5 percent. The first quarter of 2025 includes $60.8 million of incremental sales related to the Supreme acquisition. Excluding the impact of Supreme, the $38.6 million decrease in net sales from the thirteen weeks ended March 31, 2024 was driven primarily by lower sales unit volume of $48.2 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $10.6 million. Overall end market demand was weaker in the first quarter of 2025 compared to the first quarter of 2024 in the repair and remodel and single-family new construction markets. Foreign currency impact was unfavorable by $1.0 million during the thirteen weeks ended March 30, 2025 as compared to the thirteen weeks ended March 31, 2024.

Compared to the thirteen weeks ended March 31, 2024, net sales to dealers, whose end customers include builders, professional trades and home remodelers, increased $38.1 million, or 12.1 percent, and net sales to retailers, including through their respective retail internet website portals, declined $19.4 million, or 8.0 percent. Net sales directly to builders increased $3.5 million, or 4.4 percent.

Cost of products sold
Cost of products sold increased by $24.7 million, or 5.7 percent, to $458.1 million (69.4 percent of net sales) in the thirteen weeks ended March 30, 2025 as compared to $433.4 million (67.9 percent of net sales) in the thirteen weeks ended March 31, 2024. The inclusion of Supreme in the thirteen weeks ended March 30, 2025 resulted in an incremental $39.4 million of cost of products sold. Excluding the impact of Supreme, the $14.7 million decrease in cost of products sold was driven primarily by lower sales unit volume of $34.1 million, partially offset by the combined net impact of costs and mix of $19.4 million. In the first quarter, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage, in the thirteen weeks ended March 30, 2025.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $16.2 million, or 11.8 percent, to $154.0 million (23.3 percent of net sales) in the thirteen weeks ended March 30, 2025 compared to $137.8 million (21.6 percent of net sales) in the thirteen weeks ended March 31, 2024. The increase in the thirteen weeks ended March 30, 2025 is primarily due to the inclusion of Supreme ($13.0 million), increased associate-related costs, net of lower variable compensation ($2.7 million) and acquisition-related costs ($1.6 million) associated with the acquisition of Supreme. These increases were partially offset by lower distribution costs ($3.0 million) as a result of the decrease in sales unit volume.

Restructuring charges
Restructuring charges were $4.7 million in the thirteen weeks ended March 30, 2025, as compared to restructuring charges of $0.4 million in the thirteen weeks ended March 31, 2024. Charges in the thirteen weeks ended March 30, 2025 are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $19.4 million in the thirteen weeks ended March 30, 2025 as compared to $14.1 million in the thirteen weeks ended March 31, 2024. The increase in interest expense for the thirteen weeks ended March 30, 2025 is due to the higher outstanding debt balance in 2025 as a result of the debt refinancing transaction in the second quarter of 2024 associated with the acquisition of Supreme.

Other income expense, net
Other expense, net was $0.4 million in the thirteen weeks ended March 30, 2025, an increase of $0.7 million of expense as compared to other income, net of $0.3 million in the thirteen weeks ended March 31, 2024. The first quarter of 2025 includes transactional foreign currency losses and a pension settlement charge of $0.3 million.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen week periods ended March 30, 2025 and March 31, 2024 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Income before taxes	$17.3	$49.0
Income tax expense	4.0	11.5
Effective tax rate	23.1%	23.5%

The effective income tax rates for the thirteen weeks ended March 30, 2025 and March 31, 2024, were 23.1 percent and 23.5 percent, respectively. The decrease in effective tax rate between the periods is primarily the result of lower foreign income taxed at higher rates, return-to-provision adjustments, and foreign inclusions net of foreign tax credits, partially offset by an increase in the valuation allowance and a reduction in the stock compensation windfall benefits for shares which vested.

The difference between our effective income tax rate for the thirteen weeks ended March 30, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by benefits for return-to-provision adjustments, the stock compensation windfall benefit for shares which vested, tax credits, and foreign exclusions.

The difference between our effective income tax rate for the thirteen weeks ended March 31, 2024, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of state and local income taxes, foreign income inclusions net of foreign tax credits and nondeductible compensation, partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

In 2024, certain jurisdictions in which we operate enacted, or announced their intention to enact, legislation consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”). The model rules include qualified domestic minimum top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate, with some rules effective in 2024, 2025 or others becoming effective in 2026. The Pillar Two legislation, as enacted in certain jurisdictions in which we operate, does not materially impact our 2025 annual effective tax rate but is expected to unfavorably impact our annual effective tax rate in 2026. Further changes to our entity structure, enacted local legislation, or changes in jurisdictions in which we operate could also impact our future effective tax rate. Additionally, the new U.S. administration could modify key aspects of the tax code, including the Tax Cuts and Jobs Act of 2017, which could materially affect our tax obligations and effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement was secured by certain assets as well as the guarantee of certain of our subsidiaries. On June 27, 2024, the Company refinanced this debt by completing the Offering of $700.0 million aggregate principal amount of the Senior Notes and entered into the 2024 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions. In July 2024, upon closing, we funded the acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of March 30, 2025.

As of March 30, 2025, we had $1,058.2 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.
Cash Flows
Below is a summary of cash flows for the thirteen weeks ended March 30, 2025 and March 31, 2024.

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 30, 2025	March 31, 2024
Net cash (used in) provided by operating activities	$(31.4)	$18.7
Net cash used in investing activities	(9.8)	(7.0)
Net cash provided by (used in) financing activities	33.5	(7.1)
Effect of foreign exchange rate changes on cash	0.2	0.4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7.5)	$5.0

Net cash used by operating activities was $31.4 million in the first quarter of 2025 as compared to $18.7 million of net cash provided by operating activities in the first quarter of 2024. Net income contributed $13.3 million to operating cash flow in the first quarter of 2025, down from $37.5 million in the first quarter of 2024. In the first quarter of 2025, accounts receivable increased $30.0 million from the seasonally lower fiscal 2024 ending balance, compared to an increase of $21.7 million in the first quarter of 2024, reflecting higher sales in the first quarter of fiscal 2025. In the first quarter of 2025, inventory increased $12.2 million, reflective of the normal seasonal build in inventory from year-end, as compared to a decline in inventory of $1.6 million in the first quarter of 2024. Accounts payable was flat compared to the fiscal 2024 ending balance, while the movement in accounts payable favorably contributed $10.2 million to the first quarter 2024 operating cash flow.

Net cash used in investing activities was $9.8 million in the first quarter of 2025, compared to net cash used in investing activities of $7.0 million in first quarter of 2024. The year-over-year increase is due to increased capital expenditures as compared to the prior year.

Net cash provided by financing activities was $33.5 million in the thirteen weeks ended March 30, 2025 as compared to net cash used of $7.1 million in the thirteen weeks ended March 31, 2024. In the first quarter of 2025, we borrowed $50 million, net, to fund working capital needs. The first quarter of 2025 also includes $11.4 million of stock repurchases as compared to $1.6 million of purchases in the first quarter of 2024.

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

CRITICAL ACCOUNTING ESTIMATES
The condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make certain estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Our critical accounting estimates requiring significant judgement that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024. Since the date of the Company’s most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 30, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of March 30, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 14, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 in the section entitled “Risk Factors” within Part I, Item 1A, other than those noted below:

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

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages, pension and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Global supply chain disruptions could continue, including as a result of the changing political landscape, to impact our ability to timely source necessary components and inputs. Import tariffs or other adverse trade actions have led to increases in prices of raw materials, components and finished goods which are critical to our business, and additional tariffs or other adverse trade actions could result in further price increases. The ultimate impact of such adverse trade actions remains uncertain as it is subject to a number of factors including the effective date and duration of tariffs, changes in amount, scope and nature of tariffs in the future, any countermeasures that countries subject to the tariffs may take and our ability to mitigate the impact of tariffs. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations.

We manufacture, source and sell products internationally and are exposed to risks associated with doing business globally, including risks associated with uncertain trade environments.
We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Mexico, Canada and Southeast Asia. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including global pandemics), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We have been and could be further adversely affected by international trade regulations, including the imposition of sanctions, duties, new or increased tariffs and anti-dumping penalties. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or importation duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics, economic policies or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from Southeast Asia where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs. There is currently uncertainty about the future relationship between the U.S. and various other countries with respect to trade practices. The U.S. government has imposed significant tariffs or other restrictions on certain foreign imports and has raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other countries and types of foreign imports, which have increased and could further increase the cost of certain raw materials and components imported into the U.S. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming and costly.

We are dependent on third-party suppliers and service providers.
We are dependent on third parties for many of our products and components and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depend on our ability to obtain an adequate and timely supply of products and components. Failure of our suppliers to timely provide us quality products or services on commercially reasonable terms or to comply with applicable legal and regulatory requirements, could have an adverse effect on our results of operations or could damage our reputation. The operations of the third parties we depend on could be impacted by changing laws, regulations and policies, including those related to climate, labor availability, cybersecurity attacks and by adverse weather conditions, pandemics and other force majeure events, any of which could result in disruptions to their operations and result in shortages of supply, assertion of force majeure contract provisions and increases in the prices they charge for the raw materials, components and products they produce. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and may adversely affect our results of operations. Many of the suppliers we rely upon are located in foreign countries. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. We may experience constraints on and disruptions to transporting our raw materials, components and finished goods from our international suppliers and may have to pay higher transportation costs. If we are unable to effectively manage our supply chain or if we experience transportation constraints, disruptions and higher costs for timely delivery of our products or components, our results of operations could be adversely affected.

Risks Related to Litigation and Regulations

Changes in government and industry regulatory standards could adversely affect our results of operations.
Government regulations and policies pertaining to trade agreements, health and safety (including protection of associates as well as consumers), taxes and environment (including those specific to the climate and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. There are many government and industry regulatory standards focused on wood, including the Toxic Substances Control Act and the Lacey Act. In particular, there have been additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our results of operations.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended March 30, 2025, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased	Average price paid per share(a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs(b)
December 30, 2024 through January 26, 2025	—	$—	—	$21,427,254
January 27, 2025 through February 23, 2025	—	$—	—	$21,427,254
February 24, 2025 through March 30, 2025	838,984	$13.60	838,984	$60,015,416
Q1 2025 Total	838,984	$13.60	838,984

(a) Average price paid per share excludes commissions paid.
(b) On May 9, 2023, we announced our Board of Directors’ authorization of a stock repurchase program (“2023 Share Repurchase Authorization”) under which we may repurchase up to $50.0 million of our common stock over a twenty-four month period expiring on April 23, 2025. On March 13, 2025, our Board of Directors’ authorized of an additional stock repurchase program (“2025 Share Repurchase Authorization”) under which we may repurchase up to $50.0 million of our common stock over a thirty-six month period expiring on March 13, 2028. This additional stock repurchase program is in addition to the 2023 Share Repurchase Authorization. As of March 30, 2025, $10.0 million remained authorized for the purchase of shares under the 2023 Share Repurchase Authorization, and $50.0 million remained authorized for the purchase of shares under the 2025 Share Repurchase Authorization.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2025	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer