Form 10-Q
period 2025-06-29
MasterBrand, Inc.
filed 2025-08-06
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 126,730,924 shares of common stock as of August 1, 2025.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
NET SALES	$730.9	$676.5	$1,391.2	$1,314.6
Cost of products sold	491.2	445.5	949.3	878.9
GROSS PROFIT	239.7	231.0	441.9	435.7
Selling, general and administrative expenses	159.4	146.7	313.4	284.5
Amortization of intangible assets	6.4	3.7	12.8	7.4
Restructuring charges	6.6	2.8	11.3	3.2
OPERATING INCOME	67.3	77.8	104.4	140.6
Interest expense	18.9	20.6	38.3	34.7
Other income, net	(0.6)	(2.9)	(0.2)	(3.2)
INCOME BEFORE TAXES	49.0	60.1	66.3	109.1
Income tax expense	11.7	14.8	15.7	26.3
NET INCOME	$37.3	$45.3	$50.6	$82.8
Average Number of Shares of Common Stock Outstanding
Basic	126.8	127.0	127.2	127.0
Diluted	129.1	130.7	129.9	130.8
Earnings Per Common Share
Basic	$0.29	$0.36	$0.40	$0.65
Diluted	$0.29	$0.35	$0.39	$0.63

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
NET INCOME	$37.3	$45.3	$50.6	$82.8
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	12.5	(10.7)	13.7	(11.8)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during period	5.8	(5.7)	6.8	(3.9)
Less: reclassification adjustment for (gains) losses included in net income	(0.2)	(0.8)	2.7	(1.3)
Unrealized gains (losses) on derivatives	5.6	(6.5)	9.5	(5.2)
Defined benefit plans:
Pension settlement gain	—	—	5.6	—
Amortization of net actuarial loss	—	—	0.2	—
Defined benefit plans	—	—	5.8	—
Other comprehensive income (loss), before tax	18.1	(17.2)	29.0	(17.0)
Income tax expense related to items of other comprehensive income	—	—	(1.4)	—
Other comprehensive income (loss), net of tax	18.1	(17.2)	27.6	(17.0)
COMPREHENSIVE INCOME	$55.4	$28.1	$78.2	$65.8
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	June 29, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$120.1	$120.6
Accounts receivable, net	218.8	191.0
Inventories	277.0	276.4
Other current assets	73.8	62.7
TOTAL CURRENT ASSETS	689.7	650.7
Property, plant and equipment, net of accumulated depreciation	478.4	481.5
Operating lease right-of-use assets, net of accumulated amortization	67.7	66.4
Goodwill	1,127.6	1,125.8
Other intangible assets, net of accumulated amortization	560.5	571.3
Other assets	33.5	34.1
TOTAL ASSETS	$2,957.4	$2,929.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$176.7	$180.7
Current operating lease liabilities	19.3	19.5
Other current liabilities	172.6	195.2
TOTAL CURRENT LIABILITIES	368.6	395.4
Long-term debt	998.7	1,007.8
Deferred income taxes	154.7	158.7
Pension and other postretirement plan liabilities	3.8	3.2
Operating lease liabilities	56.9	55.0
Other non-current liabilities	13.7	15.0
TOTAL LIABILITIES	1,596.4	1,635.1
Contingencies and Accrued Losses (Note 14)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 131.8 million issued and 126.7 million outstanding as of June 29, 2025; 130.9 million issued and 127.6 million outstanding as of December 29, 2024)	1.3	1.3
Paid-in capital	50.5	39.7
Treasury stock, at cost	(66.7)	(44.0)
Accumulated other comprehensive loss	(5.1)	(32.7)
Retained earnings	1,381.0	1,330.4
TOTAL EQUITY	1,361.0	1,294.7
TOTAL LIABILITIES AND EQUITY	$2,957.4	$2,929.8

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024
OPERATING ACTIVITIES
Net income	$50.6	$82.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.2	25.7
Amortization of intangibles	12.8	7.4
Restructuring charges, net of cash payments	5.0	0.1
Amortization of finance fees	1.4	7.5
Stock-based compensation	10.8	11.1
Recognition of pension settlement charge	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(26.9)	(11.2)
Inventories	0.2	(20.7)
Other current assets	0.1	(9.1)
Accounts payable	(5.5)	21.8
Accrued expenses and other current liabilities	(23.2)	(22.9)
Other items	(6.3)	3.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	53.4	96.1
INVESTING ACTIVITIES
Capital expenditures(a)	(27.9)	(18.3)
Proceeds from the disposition of assets	3.6	6.4
NET CASH USED IN INVESTING ACTIVITIES	(24.3)	(11.9)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	115.0	—
Issuance of Senior Notes	—	700.0
Repayment of revolving credit facility borrowings	(125.0)	—
Repayment of term loan		(712.5)
Payment of financing fees	—	(15.2)
Repurchase of common stock	(18.1)	(6.5)
Payments of employee taxes withheld from share-based awards	(4.6)	(5.1)
Other items	(1.3)	(1.0)
NET CASH USED IN FINANCING ACTIVITIES	(34.0)	(40.3)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4.0	(3.2)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(0.9)	$40.7
Cash, cash equivalents, and restricted cash at beginning of period	$121.6	$148.7
Cash, cash equivalents, and restricted cash at end of period	$120.7	$189.4

Cash and cash equivalents	$120.1	$189.4
Restricted cash included in other assets	0.6	—
Total cash, cash equivalents and restricted cash	$120.7	$189.4
(a)    Capital expenditures of $3.7 million and $3.2 million that have not been paid as of June 29, 2025 and June 30, 2024, respectively, were excluded from the condensed consolidated statements of cash flows.
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	82.8	82.8
Other comprehensive loss	—	—	—	—	(17.0)	—	(17.0)
Stock-based compensation	0.6	—	11.1	(5.1)	—	—	6.0
Stock repurchase program	(0.4)	—	—	(6.5)	—	—	(6.5)
Balance at June 30, 2024	127.0	$1.3	$28.9	$(37.7)	$(20.7)	$1,287.3	$1,259.1

Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7
Comprehensive income:
Net income	—	—	—	—	—	50.6	50.6
Other comprehensive income	—	—	—	—	27.6	—	27.6
Stock-based compensation	0.5	—	10.8	(4.6)	—	—	6.2
Stock repurchase program	(1.4)	—	—	(18.1)	—	—	(18.1)
Balance at June 29, 2025	126.7	$1.3	$50.5	$(66.7)	$(5.1)	$1,381.0	$1,361.0
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

The condensed consolidated balance sheets as of June 29, 2025, as well as the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the thirteen and twenty-six weeks ended June 29, 2025 and the thirteen and twenty-six weeks ended June 30, 2024 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring accruals, considered necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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
The Company incurred $1.9 million and $3.5 million of acquisition-related costs in the thirteen and twenty-six weeks ended June 29, 2025, respectively, and $4.4 million of acquisition-related costs for both the thirteen and twenty-six weeks ended June 30, 2024, which are recorded within selling, general and administrative expenses in the condensed consolidated statements of income.
The purchase price of Supreme was allocated on a preliminary basis as of the closing date of July 10, 2024. Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of Supreme are recognized and measured at fair value. Due to the timing of acquisition close, the preliminary fair value estimates and assumptions are subject to change as we obtain additional information over the measurement period of up to one year from the date of acquisition. Since the initial measurement of the identified assets acquired and liabilities assumed, progress was made in completing certain of our additional valuations and analyses and disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024. We finalized our valuation of the identified assets acquired and liabilities assumed during the thirteen weeks ended June 29, 2025. There were no adjustments to the preliminary valuation of identifiable assets acquired and liabilities assumed during the thirteen and twenty-six weeks ended June 29, 2025.
Pro forma financial information
Net sales and earnings related to the operations of Supreme that have been included in our condensed consolidated statements of income for the thirteen and twenty-six weeks ended June 29, 2025 are as follows:

(U.S. Dollars presented in millions)	13 Weeks Ended June 29, 2025	26 Weeks Ended June 29, 2025
Net Sales	$70.7	$131.5
Net Income	$5.5	$9.6

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.1 million and $1.9 million as of June 29, 2025 and December 29, 2024, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024.

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net Sales by Channel
Dealers(a)	$410.0	$352.7	$763.1	$667.7
Retailers(b)	223.0	231.7	446.5	474.6
Builders(c)	97.9	92.1	181.6	172.3
Net sales	$730.9	$676.5	$1,391.2	$1,314.6
Net Sales by Shipping Location
United States	$700.0	$643.9	$1,335.0	$1,252.1
Canada	27.9	28.7	49.8	53.9
Mexico	3.0	3.9	6.4	8.6
Net sales	$730.9	$676.5	$1,391.2	$1,314.6
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

The following table summarizes the activity for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Beginning balance	$1.1	$3.7	$3.0	$4.6
Bad debt provision	0.3	0.1	0.5	0.1
Uncollectible accounts written off, net of recoveries	(0.1)	(1.0)	(2.2)	(1.9)
Ending balance	$1.3	$2.8	$1.3	$2.8

5. Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Numerator for basic and diluted earnings per share - Net income	$37.3	$45.3	$50.6	$82.8
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	126.8	127.0	127.2	127.0
Effect of dilutive securities - stock-based awards	2.3	3.7	2.7	3.8
Denominator for diluted earnings per share - weighted average shares outstanding	129.1	130.7	129.9	130.8
Earnings per share:
Basic	$0.29	$0.36	$0.40	$0.65
Diluted	$0.29	$0.35	$0.39	$0.63

Approximately 2.2 million and 0.7 million shares were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 29, 2025, respectively, and approximately 0.9 million and 1.0 million shares were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 30, 2024, respectively, because their inclusion would have been anti-dilutive.

6. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	June 29, 2025	December 29, 2024
Inventories:
Raw materials and supplies	$191.8	$197.2
Work in process	24.2	25.7
Finished products	61.0	53.5
Total inventories	$277.0	$276.4
Property, plant and equipment:
Land and improvements	$41.5	$37.4
Buildings and improvements to leaseholds	365.1	360.1
Machinery and equipment	662.3	648.8
Construction in progress	44.9	41.4
Property, plant and equipment, gross	1,113.8	1,087.7
Less: accumulated depreciation	635.4	606.2
Property, plant and equipment, net of accumulated depreciation	$478.4	$481.5
Other current liabilities:
Accrued salaries, wages and other compensation	$48.4	$54.9
Interest payable	23.0	25.5
Accrued income and other taxes	15.5	14.2
Accrued restructuring	9.0	4.9
Accrued product warranties	7.9	9.3
Derivative payable	0.1	5.7
Other accrued expenses	68.7	80.7
Total other current liabilities	$172.6	$195.2

7. Goodwill and Identifiable Intangible Assets
We had goodwill of $1,127.6 million and $1,125.8 million as of June 29, 2025 and December 29, 2024, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 29, 2024	$1,125.8
2025 translation adjustments	1.8
Balance at June 29, 2025	$1,127.6
The gross carrying value and accumulated amortization by class of intangible assets as of June 29, 2025 and December 29, 2024 were as follows:

	June 29, 2025			December 29, 2024
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$268.0	$—	$268.0	$266.1	$—	$266.1
Amortizable intangible assets
Tradenames	10.3	(10.3)	—	10.0	(10.0)	—
Customer and contractual relationships	536.9	(244.4)	292.5	535.4	(230.2)	305.2
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	558.2	(265.7)	292.5	556.4	(251.2)	305.2
Total identifiable intangibles	$826.2	$(265.7)	$560.5	$822.5	$(251.2)	$571.3

There were no impairments of goodwill or indefinite-lived assets for the thirteen and twenty-six weeks ended June 29, 2025. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen and twenty-six weeks ended June 29, 2025. However, it is possible that future changes in circumstances would require the Company to record non-cash impairment charges.

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

As of and for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 29, 2025, was $85.4 million, representing a net settlement asset of $4.9 million. Based on foreign exchange rates as of June 29, 2025, we estimate that the $4.5 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of June 29, 2025, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of June 29, 2025 and December 29, 2024 were:

(U.S. Dollars presented in millions)	Location	June 29, 2025	December 29, 2024
Assets:
Foreign exchange contracts	Other current assets	$5.0	$—
	Total assets	$5.0	$—
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.1	$5.7
	Total liabilities	$0.1	$5.7

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive income for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Foreign exchange contracts:
Unrealized holding gains (losses) arising during period	$5.8	$(5.7)	$6.8	$(3.9)
Less: reclassification adjustment for (gains) losses included in net income	(0.2)	(0.8)	2.7	(1.3)
Unrealized gains (losses) on derivatives	$5.6	$(6.5)	$9.5	$(5.2)

The effects of fair value hedging financial instruments included in other expense, net on the condensed consolidated statements of income for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 were:

	Amount Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Foreign exchange contracts:
Hedged items	$(0.3)	$—	$(0.5)	$(0.1)
Derivatives designated as hedging instruments	—	0.1	—	0.1
Net (losses) gains recognized in earnings	$(0.3)	$0.1	$(0.5)	$—

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
Assets and liabilities measured at fair value on a recurring basis as of June 29, 2025 and December 29, 2024 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	June 29, 2025	December 29, 2024
Assets:
Derivative asset financial instruments (Level 2)	$5.0	$—
Deferred compensation program assets (Level 2)	9.3	9.6
Total assets	$14.3	$9.6
Liabilities:
Derivative liability financial instruments (Level 2)	$0.1	$5.7

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
The estimated fair value of the Company's debt, including current maturities, is based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of June 29, 2025, the fair value of total debt was $1,024.1 million compared to the carrying value of $1,010.0 million, excluding deferred financing costs. As of December 29, 2024, the fair value of total debt was $1,025.3 million compared to the carrying value of $1,020.0 million, excluding deferred financing costs.

10. Debt
The following table provides a summary of the Company’s debt as of June 29, 2025 and December 29, 2024, including the carrying value of the debt less debt issuance costs:

	June 29, 2025	December 29, 2024
(U.S. Dollars presented in millions)	Long-term	Long-term
Revolving credit facility due June 2029	$310.0	$320.0
7.00% Senior Notes due 2032	700.0	700.0
	1,010.0	1,020.0
Less: Unamortized debt issuance costs	(11.3)	(12.2)
Total	$998.7	$1,007.8

2024 Refinancing Transaction
On June 27, 2024, the Company completed a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”), which amended and restated the Company’s 2022 credit agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 credit agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the acquisition of Supreme on July 10, 2024, and 3) pay all fees and expenses related to the foregoing transactions.

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

The Senior Notes had an outstanding balance of $700.0 million as of June 29, 2025. As of June 29, 2025, prepaid debt issuance costs related to the Senior Notes were $11.3 million and are being amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets. The Company was in compliance with all of its debt covenants under the Indenture as of June 29, 2025 and December 29, 2024.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of June 29, 2025 and December 29, 2024.

The revolving credit facility had an outstanding balance of $310.0 million as of June 29, 2025 and had $418.6 million of availability. Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. As of June 29, 2025, prepaid debt issuance costs related to the 2024 Credit Agreement were $4.1 million and will be amortized over the term of the debt. At June 29, 2025, these costs are included in other assets in our condensed consolidated balance sheets.

Interest paid on debt was $6.0 million and $39.4 million for the thirteen and twenty-six weeks ended June 29, 2025, respectively, and $13.9 million and $28.0 million for the thirteen and twenty-six weeks ended June 30, 2024, respectively.

11. Restructuring Charges
For the thirteen and twenty-six weeks ended June 29, 2025, we recognized restructuring charges of $6.6 million and $11.3 million, respectively. For the thirteen and twenty-six weeks ended June 30, 2024, we recognized restructuring charges of $2.8 million and $3.2 million, respectively. Restructuring charges for all periods presented are largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at March 30, 2025	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at June 29, 2025
Workforce reduction costs	$7.7	$5.2	$(3.9)	$—	$9.0
Other	—	1.4	(0.8)	(0.6)	—
	$7.7	$6.6	$(4.7)	$(0.6)	$9.0

(U.S. Dollars presented in millions)	Balance at March 31, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at June 30, 2024
Workforce reduction costs	$0.5	$1.9	$(1.0)	$—	$1.4
Other	0.1	0.9	(0.9)	—	0.1
	$0.6	$2.8	$(1.9)	$—	$1.5

(U.S. Dollars presented in millions)	Balance at December 29, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at June 29, 2025
Workforce reduction costs	$4.8	$9.1	$(4.9)	$—	$9.0
Other	0.1	2.2	(1.4)	(0.9)	—
	$4.9	$11.3	$(6.3)	$(0.9)	$9.0

(U.S. Dollars presented in millions)	Balance at December 31, 2023	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at June 30, 2024
Workforce reduction costs	$1.3	$2.0	$(1.9)	$—	$1.4
Other	0.1	1.2	(1.2)	—	0.1
	$1.4	$3.2	$(3.1)	$—	$1.5
(a)    Cash expenditures primarily related to severance charges.

12. Income Taxes

The effective income tax rates for the thirteen weeks ended June 29, 2025 and June 30, 2024, were 23.9 percent and 24.6 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to lower state and local income taxes and changes in foreign exclusions, partially offset by an increase in the valuation allowance and a reduction in the stock compensation windfall benefit for shares which vested.

The difference between our effective income tax rate for the thirteen weeks ended June 29, 2025, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by the release of uncertain tax positions and foreign exclusions.

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

The effective income tax rates for the twenty-six weeks ended June 29, 2025 and June 30, 2024, were 23.7 percent and 24.1 percent, respectively. The net decrease in effective tax rate between the periods is primarily due to lower state and local income taxes, changes in foreign exclusions and favorable return-to-provision adjustments, partially offset by an increase in the valuation allowance and a reduction in the stock compensation windfall benefit for shares which vested.

The difference between our effective income tax rate for the twenty-six weeks ended June 29, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by the release of uncertain tax positions, the stock compensation windfall benefit for shares which vested, and foreign exclusions.

The difference between the Company’s effective income tax rate for the twenty-six weeks ended June 30, 2024, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits and nondeductible compensation, partially offset by the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures, changes to business interest expense limitations and bonus depreciation. We are currently assessing its impact on our consolidated financial statements.

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

On February 18, 2025, the Company completed the purchase of group annuity contracts with an insurance company, in which the liability, plan administration and payout of benefits were irrevocably transferred. In June 2025, the insurance company began paying plan benefits to eligible plan participants through the group annuity contracts. As a result of the settlement, the Company recognized a non-cash settlement charge of $0.2 million recorded within other income, net in the accompanying condensed consolidated statements of income for the twenty-six weeks ended June 29, 2025.

As a result of the termination of the defined benefit pension plan, the Company recognized a surplus in plan assets of $5.2 million, recorded within other current assets in the accompanying condensed consolidated balance sheet as of June 29, 2025. The Company intends to use the surplus to satisfy other Company obligations for qualified replacement plans.

The components of net periodic cost for pension and other postretirement plans for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively, are as set forth in the table below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic cost are classified as other income, net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$—	$—	$0.2	$0.1
Interest cost	0.3	1.3	0.1	0.1
Expected return on plan assets	(0.2)	(1.0)	—	—
Settlement charge	(0.1)	—	—	—
Net periodic cost	$—	$0.3	$0.3	$0.2

	Pension Benefits		Postretirement Benefits
	26 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$—	$—	$0.3	$0.2
Interest cost	0.7	2.6	0.2	0.2
Expected return on plan assets	(0.6)	(2.0)	—	—
Settlement charge	0.2	—	—	—
Net periodic cost	$0.3	$0.6	$0.5	$0.4

14. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024.

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Reserve balance at the beginning of the period	$8.8	$11.6	$9.3	$12.9
Provision for warranties issued	5.5	5.5	11.4	10.9
Settlements made (in cash or in kind)	(6.4)	(6.5)	(12.8)	(13.2)
Reserve balance at the end of the period	$7.9	$10.6	$7.9	$10.6

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of June 29, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of June 29, 2025 and December 29, 2024.

15. Accumulated Other Comprehensive Loss
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging (Loss) Gain	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at March 30, 2025	$(22.4)	$(1.1)	$0.3	$(23.2)
Amounts classified into accumulated other comprehensive income	12.5	5.8	—	18.3
Amounts reclassified into earnings	—	(0.2)	—	(0.2)
Net current period other comprehensive income	12.5	5.6	—	18.1
Balance at June 29, 2025	$(9.9)	$4.5	$0.3	$(5.1)

Balance at March 31, 2024	$3.0	$3.5	$(10.0)	$(3.5)
Amounts classified into accumulated other comprehensive loss	(10.7)	(5.7)	—	(16.4)
Amounts reclassified into earnings	—	(0.8)	—	(0.8)
Net current period other comprehensive loss	(10.7)	(6.5)	—	(17.2)
Balance at June 30, 2024	$(7.7)	$(3.0)	$(10.0)	$(20.7)

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging (Loss) Gain	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)
Amounts classified into accumulated other comprehensive income	13.7	6.8	4.2	24.7
Amounts reclassified into earnings	—	2.7	0.2	2.9
Net current period other comprehensive income	13.7	9.5	4.4	27.6
Balance at June 29, 2025	$(9.9)	$4.5	$0.3	$(5.1)

Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive loss	(11.8)	(3.9)	—	(15.7)
Amounts reclassified into earnings	—	(1.3)	—	(1.3)
Net current period other comprehensive loss	(11.8)	(5.2)	—	(17.0)
Balance at June 30, 2024	$(7.7)	$(3.0)	$(10.0)	$(20.7)

16. Stock Repurchase Programs
On May 9, 2023, we announced our Board of Directors’ authorization of a stock repurchase program (“2023 Share Repurchase Authorization”) under which we could repurchase up to $50.0 million of our common stock over a twenty-four month period, which expired on April 23, 2025. On March 13, 2025, our Board of Directors authorized an additional stock repurchase program (“2025 Share Repurchase Authorization”) under which we may repurchase up to $50.0 million of our common stock over a thirty-six month period expiring on March 13, 2028. This stock repurchase program is in addition to the 2023 Share Repurchase Authorization.

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

The timing and amount of our purchases will depend upon prevailing market conditions, our available capital resources, our financial and operational performance, alternative uses of capital and other factors. We may limit or terminate the 2025 Share Repurchase Authorization at any time.

During the thirteen and twenty-six weeks ended June 29, 2025, we repurchased 576,445 and 1,415,429 shares of our common stock under our 2023 and 2025 Share Repurchase Authorizations, respectively. The shares were repurchased at a cost of approximately $6.7 million and $18.1 million, respectively, or an average of $11.69 and $12.82 per share, respectively. During the thirteen and twenty-six weeks ended June 30, 2024, we repurchased 267,499 and 371,499 shares of our common stock under the 2023 Share Repurchase Authorization, respectively. The shares were repurchased at a cost of approximately $4.6 million and $6.5 million, respectively, or an average of $17.30 and $17.58 per share, respectively.

As of June 29, 2025, $47.4 million remained authorized for the purchase of shares under the 2025 Share Repurchase Authorization.

17. Segment Information
The Company has one operating and reportable segment that is organized based on the nature of products the Company sells, its production and distribution mode, the internal management structure and information that is regularly provided to the chief operating decision maker (“CODM”) for the purpose of assessing performance and allocating resources.

The Company is a leading manufacturer of residential cabinets in North America with a portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. Our production and distribution modes were determined to be a single reportable segment, as discrete financial information by sale distribution channel and by customer shipping location is limited to sale-related metrics, as disclosed in Note 4, "Revenue from Contracts with Customers."

Our chief executive officer is our CODM. The CODM uses net income predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances from net income on a monthly basis when making decisions about allocating capital resources to the reportable segment. The CODM also uses net income for evaluating the performance of the reportable segment and in determining the compensation of certain employees.

The following summarizes the significant and other operating expenses reviewed by the CODM:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$730.9	$676.5	$1,391.2	$1,314.6
Less:
Raw materials	252.4	240.2	485.1	462.3
Production labor and overhead	238.8	205.3	464.2	416.6
Non-production associate-related costs	53.1	48.5	108.2	97.8
Distribution costs	42.0	40.3	78.7	77.8
Commissions	14.3	10.8	27.1	21.3
Amortization of intangibles	6.4	3.7	12.8	7.4
Other segment items(a)	56.6	49.9	110.7	90.8
Interest expense	18.9	20.6	38.3	34.7
Other income, net	(0.6)	(2.9)	(0.2)	(3.2)
Income tax expense	11.7	14.8	15.7	26.3
Net income	$37.3	$45.3	$50.6	$82.8

(a)    Other segment items include outside service costs, acquisition-related costs, restructuring charges and other expenses.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not review segment assets at a different asset level or category.

18. Subsequent Events

On August 6, 2025, we announced the execution of a definitive agreement whereby the Company will combine with American Woodmark Corporation (“American Woodmark”), a Virginia corporation, in an all-stock transaction. The Company, Maple Merger Sub, Inc. (“Merger Sub”), a Virginia corporation and direct, wholly owned subsidiary of the Company, and American Woodmark entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into American Woodmark, with American Woodmark surviving the merger and continuing as a wholly owned subsidiary of the Company (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each equity interest of American Woodmark issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive a number of shares of the Company’s common stock equal to 5.15 shares, which collectively will represent approximately 37 percent of the fully diluted shares outstanding of the combined company immediately prior to the execution and delivery of the Merger Agreement.

The closing of the Merger, which is expected to occur in early 2026, is subject to approval by stockholders of the Company and American Woodmark, respectively, as well as other customary closing conditions, including, without limitation, the absence of certain legal impediments and the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Merger Agreement contains certain termination rights for each of the Company and American Woodmark. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay American Woodmark a termination fee of $30 million or a regulatory termination fee of $35 million. In addition, upon termination under specified circumstances, American Woodmark may be required to pay the Company a termination fee of $25 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 within Part I, Item 1A and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 30, 2025 and June 29, 2025 within Part II, Item 1A.

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
•The effects of competition;
•Costs of complying with evolving tax and other regulatory requirements and the effect of actual or alleged violations of tax, environmental or other laws;
•The effect of climate change and unpredictable seasonal and weather factors;
•Conditions in the housing market in the United States, Canada and Mexico;
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
•Changes in the anticipated timing for closing the combination of MasterBrand with American Woodmark (the “Transaction”);
•Delays in obtaining, adverse conditions contained in, or the inability to obtain necessary regulatory approvals or complete regulatory reviews required to complete the Transaction;
•The outcome of any legal proceedings that may be instituted against MasterBrand or American Woodmark following the announcement of the Transaction;
•The inability to complete the Transaction;

•The inability to recognize, or delays in obtaining, anticipated benefits of the Transaction and acquisition of American Woodmark, including synergies, which may be affected by, among other things, competition, the ability of the combined company to integrate operations in a successful manner and in the expected time period, grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;
•The impact of our current and any additional future debt obligations on our business, current and future operations, profitability and our ability to meet other obligations;
•Business disruption following the acquisition of American Woodmark and during the pendency of or following the Transaction;
•Diversion of management time on Transaction-related issues;
•The reaction of customers and other persons to the acquisition of American Woodmark and the Transaction; and
•Other statements contained in this Quarterly Report on Form 10-Q regarding items that are not historical facts or that involve predictions.

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

On August 6, 2025, we announced the execution of a definitive agreement whereby the Company will combine with American Woodmark in an all-stock transaction. Merger Sub, a direct wholly owned subsidiary of the Company, will merge with and into American Woodmark, with American Woodmark surviving the merger and continuing as a wholly owned subsidiary of the Company. The closing of the Merger, which is expected to occur in early 2026, is subject to approval by stockholders of the Company and American Woodmark, respectively, as well as other customary closing conditions.

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

Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2025,” or “fiscal 2025” refers to our 2025 fiscal year that is a 52-week period that will end on December 28, 2025; and (2) “2024,” or “fiscal 2024” refers to our 2024 fiscal year that was a 52-week period that ended on December 29, 2024. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the second quarter of 2025” refers to the thirteen week period that ended on June 29, 2025; (2) “the second quarter of 2024” refers to the thirteen week period that ended on June 30, 2024; (3) “the first half of 2025” refers to the twenty-six weeks ended June 29, 2025; and (4) “the first half of 2024” refers to the twenty-six weeks ended June 30, 2024.
Results of Operations

The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended June 29, 2025 compared to the thirteen weeks ended June 30, 2024.

Thirteen Weeks Ended June 29, 2025 Compared to the Thirteen Weeks Ended June 30, 2024

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	$ change	% change	June 30, 2024
NET SALES	$730.9	$54.4	8.0%	$676.5
Cost of products sold	491.2	45.7	10.3%	445.5
GROSS PROFIT	239.7	8.7	3.8%	231.0
Selling, general and administrative expenses	159.4	12.7	8.7%	146.7
Amortization of intangible assets	6.4	2.7	73.0%	3.7
Restructuring charges	6.6	3.8	n/m(1)	2.8
OPERATING INCOME	67.3	(10.5)	(13.5)%	77.8
Interest expense	18.9	(1.7)	(8.3)%	20.6
Other income, net	(0.6)	2.3	(79.3)%	(2.9)
INCOME BEFORE TAXES	49.0	(11.1)	(18.5)%	60.1
Income tax expense	11.7	(3.1)	(20.9)%	14.8
NET INCOME	$37.3	$(8.0)	(17.7)%	$45.3
__________
(1) Not meaningful.

Net sales
Net sales were $730.9 million for the thirteen weeks ended June 29, 2025 compared to $676.5 million for the thirteen weeks ended June 30, 2024, an increase of $54.4 million, or 8.0 percent. The second quarter of 2025 includes $70.7 million of incremental sales related to the Supreme acquisition. Excluding the impact of Supreme, the $16.3 million decrease in net sales from the thirteen weeks ended June 30, 2024 was driven primarily by lower sales unit volume of $35.0 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $18.9 million. Overall end market demand was weaker in the second quarter of 2025 compared to the second quarter of 2024 in the repair and remodel and single-family new construction markets. Foreign currency impact was unfavorable by $0.2 million during the thirteen weeks ended June 29, 2025 as compared to the thirteen weeks ended June 30, 2024.

Compared to the thirteen weeks ended June 30, 2024, net sales to dealers, whose end customers include builders, professional trades and home remodelers, increased $57.3 million, or 16.2 percent, and net sales to retailers, including through their respective retail internet website portals, declined $8.7 million, or 3.8 percent. Net sales directly to builders increased $5.8 million, or 6.3 percent.

Cost of products sold
Cost of products sold increased by $45.7 million, or 10.3 percent, to $491.2 million (67.2 percent of net sales) in the thirteen weeks ended June 29, 2025 as compared to $445.5 million (65.9 percent of net sales) in the thirteen weeks ended June 30, 2024. The inclusion of Supreme in the thirteen weeks ended June 29, 2025 resulted in an incremental $47.0 million of cost of products sold. Excluding the impact of Supreme, the $1.3 million decrease in cost of products sold was driven primarily by lower sales unit volume of $21.9 million, partially offset by the combined net impact of costs and mix of $20.6 million. In the second quarter of 2025, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $12.7 million, or 8.7 percent, to $159.4 million (21.8 percent of net sales) in the thirteen weeks ended June 29, 2025 compared to $146.7 million (21.7 percent of net sales) in the thirteen weeks ended June 30, 2024. The increase in the thirteen weeks ended June 29, 2025 is primarily due to the inclusion of Supreme ($13.2 million), partially offset by lower acquisition-related costs ($2.5 million).

Restructuring charges
Restructuring charges were $6.6 million in the thirteen weeks ended June 29, 2025, compared to restructuring charges of $2.8 million in the thirteen weeks ended June 30, 2024. Charges in both periods are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $18.9 million in the thirteen weeks ended June 29, 2025, which was comparable to interest expense of $20.6 million in the thirteen weeks ended June 30, 2024. The second quarter of 2025 includes higher interest expense due to the higher outstanding debt balance as a result of the debt refinancing transaction in the second quarter of 2024 associated with the acquisition of Supreme. The second quarter of 2024 includes $6.5 million of nonrecurring interest expense in connection with the debt refinancing transaction, including the write-off of deferred financing fees.

Other income, net
Other income, net was $0.6 million in the thirteen weeks ended June 29, 2025, a decline of $2.3 million as compared to other income, net of $2.9 million in the thirteen weeks ended June 30, 2024. This decrease was due primarily to lower transactional foreign currency gains in the second quarter of 2025 as compared to the second quarter of 2024, due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen weeks ended June 29, 2025 and June 30, 2024 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions, except percentages)	June 29, 2025	June 30, 2024
Income before taxes	$49.0	$60.1
Income tax expense	11.7	14.8
Effective tax rate	23.9%	24.6%

The effective income tax rates for the thirteen weeks ended June 29, 2025 and June 30, 2024, were 23.9 percent and 24.6 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to lower state and local income taxes and changes in foreign exclusions, partially offset by an increase in the valuation allowance and a reduction in the stock compensation windfall benefit for shares which vested.

The difference between our effective income tax rate for the thirteen weeks ended June 29, 2025, and the U.S. statutory rate of 21.0 percent is due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by the release of uncertain tax positions and foreign exclusions.

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

The following discussion of condensed consolidated results of operations refers to the twenty-six weeks ended June 29, 2025 compared to the twenty-six weeks ended June 30, 2024.

Twenty-six Weeks Ended June 29, 2025 Compared to the Twenty-six Weeks Ended June 30, 2024

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	$ change	% change	June 30, 2024
NET SALES	$1,391.2	$76.6	5.8%	$1,314.6
Cost of products sold	949.3	70.4	8.0%	878.9
GROSS PROFIT	441.9	6.2	1.4%	435.7
Selling, general and administrative expenses	313.4	28.9	10.2%	284.5
Amortization of intangible assets	12.8	5.4	73.0%	7.4
Restructuring charges	11.3	8.1	n/m(1)	3.2
OPERATING INCOME	104.4	(36.2)	(25.7)%	140.6
Interest expense	38.3	3.6	10.4%	34.7
Other income, net	(0.2)	3.0	(93.8)%	(3.2)
INCOME BEFORE TAXES	66.3	(42.8)	(39.2)%	109.1
Income tax expense	15.7	(10.6)	(40.3)%	26.3
NET INCOME	$50.6	$(32.2)	(38.9)%	$82.8
__________
(1) Not meaningful.

Net sales
Net sales were $1,391.2 million for the twenty-six weeks ended June 29, 2025 compared to $1,314.6 million for the twenty-six weeks ended June 30, 2024, an increase of $76.6 million, or 5.8 percent. The first half of 2025 includes $131.5 million of incremental sales related to the Supreme acquisition. Excluding the impact of Supreme, the $54.9 million decrease in net sales from the twenty-six weeks ended June 30, 2024 was driven primarily by lower sales unit volume of $83.1 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $29.5 million. Overall end market demand was weaker in the first half of 2025 compared to the first half of 2024 in the repair and remodel and single-family new construction markets. Foreign currency impact was unfavorable by $1.3 million during the twenty-six weeks ended June 29, 2025 as compared to the twenty-six weeks ended June 30, 2024.

Compared to the twenty-six weeks ended June 30, 2024, net sales to dealers, whose end customers include builders, professional trades and home remodelers, increased $95.4 million, or 14.3 percent, and net sales to retailers, including through their respective retail internet website portals, declined $28.1 million, or 5.9 percent. Net sales directly to builders increased $9.3 million, or 5.4 percent.

Cost of products sold
Cost of products sold increased by $70.4 million, or 8.0 percent, to $949.3 million (68.2 percent of net sales) in the twenty-six weeks ended June 29, 2025 as compared to $878.9 million (66.9 percent of net sales) in the twenty-six weeks ended June 30, 2024. The inclusion of Supreme in the twenty-six weeks ended June 29, 2025 resulted in an incremental $86.4 million of cost of products sold. Excluding the impact of Supreme, the $16.0 million decrease in cost of products sold was driven primarily by lower sales unit volume of $56.2 million, partially offset by the combined net impact of costs and mix of $40.2 million. In the first half of 2025, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $28.9 million, or 10.2 percent, to $313.4 million (22.5 percent of net sales) in the twenty-six weeks ended June 29, 2025 compared to $284.5 million (21.6 percent of net sales) in the twenty-six weeks ended June 30, 2024. The increase in the twenty-six weeks ended June 29, 2025 is primarily due to the inclusion of Supreme ($26.1 million), increased associate-related costs, net of lower variable compensation ($3.1 million) and increased advertising costs ($2.3 million). These increases were partially offset by lower distribution and commission costs ($2.9 million), as a result of the decrease in sales unit volume, and lower acquisition-related costs ($1.0 million).

Restructuring charges
Restructuring charges were $11.3 million in the twenty-six weeks ended June 29, 2025, as compared to restructuring charges of $3.2 million in the twenty-six weeks ended June 30, 2024. Charges in both periods are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $38.3 million in the twenty-six weeks ended June 29, 2025 as compared to $34.7 million in the twenty-six weeks ended June 30, 2024. The increase in interest expense for the twenty-six weeks ended June 29, 2025 is due to the higher outstanding debt balance in 2025 as a result of the debt refinancing transaction in the second quarter of 2024 associated with the acquisition of Supreme. The second quarter of 2024 includes $6.5 million of nonrecurring interest expense in connection with the debt refinancing transaction, including the write-off of deferred financing fees.

Other income, net
Other income, net was $0.2 million in the twenty-six weeks ended June 29, 2025, a decline of $3.0 million as compared to other income, net of $3.2 million in the twenty-six weeks ended June 30, 2024. This decrease was due primarily to lower transactional foreign currency gains in the first half of 2025, as compared to the first half of 2024, due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the twenty-six week periods ended June 29, 2025 and June 30, 2024 were as follows:

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024
Income before taxes	$66.3	$109.1
Income tax expense	15.7	26.3
Effective tax rate	23.7%	24.1%

The effective income tax rates for the twenty-six weeks ended June 29, 2025 and June 30, 2024, were 23.7 percent and 24.1 percent, respectively. The net decrease in effective tax rate between the periods is primarily due to lower state and local income taxes, changes in foreign exclusions and favorable return-to-provision adjustments, partially offset by an increase in the valuation allowance and a reduction in the stock compensation windfall benefit for shares which vested.

The difference between our effective income tax rate for the twenty-six weeks ended June 29, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by the release of uncertain tax positions, the stock compensation windfall benefit for shares which vested, and foreign exclusions.

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

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures, changes to business interest expense limitations and bonus depreciation. We are currently assessing its impact on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase stockholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and within Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2025 and June 29, 2025.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility. The 2022 Credit Agreement was secured by certain assets as well as the guarantee of certain of our subsidiaries. On June 27, 2024, the Company refinanced this debt by completing the Offering of $700.0 million aggregate principal amount of Senior Notes and entered into the 2024 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions. In July 2024, upon closing, we funded the acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of June 29, 2025.

As of June 29, 2025, we had $998.7 million outstanding in third-party borrowings, net of deferred financing fees. In conjunction with the Merger, the Company plans to arrange a revolver expansion with its current banking group under the 2024 Credit Agreement in order to pay off American Woodmark debt at the close of the transaction.
Cash Flows
Below is a summary of cash flows for the twenty-six weeks ended June 29, 2025 and June 30, 2024.

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$53.4	$96.1
Net cash used in investing activities	(24.3)	(11.9)
Net cash used in financing activities	(34.0)	(40.3)
Effect of foreign exchange rate changes on cash	4.0	(3.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(0.9)	$40.7

Net cash provided by operating activities was $53.4 million in the first half of 2025 as compared to $96.1 million in the first half of 2024. Net income contributed $50.6 million to operating cash flow in the first half of 2025, down from $82.8 million in the first half of 2024. In the first half of 2025, accounts receivable increased $26.9 million from the seasonally lower fiscal 2024 ending balance, compared to an increase of $11.2 million in the first half of 2024, reflecting higher sales in the first half of fiscal 2025. In the first half of 2025, inventory declined $0.2 million, as compared to an increase in inventory of $20.7 million in the first half of 2024. The minimal change in inventory in the first half of 2025 is reflective of inventory management efforts. In the first half of 2025, accounts payable decreased $5.5 million compared to an increase of $21.8 million in the first half of 2024. The reduced favorability in accounts payable in 2025 was driven by the lack of growth in inventory.

Net cash used in investing activities was $24.3 million in the first half of 2025, compared to $11.9 million in the first half of 2024. The year-over-year increase is primarily due to increased capital expenditures as compared to the prior year.

Net cash used in financing activities was $34.0 million in the twenty-six weeks ended June 29, 2025 as compared to $40.3 million in the twenty-six weeks ended June 30, 2024. In the first half of 2025, we paid down $10 million, net on our revolving credit facility. In the first half of 2024, our $712.5 million term loan was repaid, and replaced with $700.0 million of Senior Notes as a result of the refinancing transaction. The first half of 2024 also included the payment of $15.2 million of financing fees associated with the refinancing transaction. The first half of 2025 includes $18.1 million of stock repurchases as compared to $6.5 million of stock repurchases in the first half of 2024.

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

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 29, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of June 29, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 14, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 in the section entitled “Risk Factors” within Part I, Item 1A, and in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 in the section entitled “Risk Factors” within Part II, Item 1A, other than those noted below:

The proposed Merger with American Woodmark may be delayed or not occur at all for a variety of reasons, including that the Merger is subject to various closing conditions, including governmental, regulatory and shareholder approvals, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to consummate the Merger could adversely affect our business, results of operations, financial condition, and the market price of our shares.

On August 5, 2025, the Company, and Maple Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger with American Woodmark Corporation, a Virginia corporation (“American Woodmark”), providing for Merger Sub, at closing, to merge with and into American Woodmark with American Woodmark surviving as a wholly owned subsidiary of the Company (the “Merger”).

The completion of the Merger is subject to a number of risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price of our common stock. The Merger is subject to various closing conditions, including the receipt of required regulatory approvals and shareholder approvals, as well as other uncertainties. There can be no assurance that these conditions will be satisfied in a timely manner or at all, and, as a result, the Merger may be delayed, may involve the imposition of burdensome conditions, or may not be completed. Failure to consummate the Merger could result in significant costs to the Company, including the payment of transaction-related expenses without realizing any of the anticipated benefits, potential termination fees, and the diversion of management attention from ongoing business operations. In addition, the announcement and pendency of the Merger may cause disruption to our business, including potential adverse effects on relationships with customers, suppliers, business partners, and employees, and may result in the loss of key personnel. The market price of our common stock may also decline to the extent that the current market price reflects an assumption that the Merger will be completed. Furthermore, the Company may be subject to litigation related to the Merger, which could result in significant costs, delays, or otherwise negatively impact our business and operations. Even if the Merger is completed, we may not realize the anticipated benefits and synergies within the expected timeframe, or at all, and the integration of the acquired business may be more difficult, costly, or time-consuming than expected.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended June 29, 2025, by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased	Average price paid per share(a)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar amount that may yet be purchased under the plans or programs(b)
March 31, 2025 through April 27, 2025	401,518	$11.73	401,518	$49,381,937
April 28, 2025 through May 25, 2025	174,927	$11.57	174,927	$47,357,181
May 26, 2025 through June 29, 2025	—	$—	—	$47,357,181
Q2 2025 Total	576,445	$11.69	576,445

(a) Average price paid per share includes commissions paid.
(b) On May 9, 2023, we announced our Board of Directors’ authorization of the 2023 Share Repurchase Authorization under which we could repurchase up to $50.0 million of our common stock over a twenty-four month period, which expired on April 23, 2025. On March 13, 2025, our Board of Directors authorized the 2025 Share Repurchase Authorization under which we may repurchase up to $50.0 million of our common stock over a thirty-six month period expiring on March 13, 2028. This stock repurchase program is in addition to the 2023 Share Repurchase Authorization. For the thirteen weeks ended June 29, 2025, $4.1 million of repurchased shares related to the 2023 Share Repurchase Authorization, and $2.6 million of repurchased shares related to the 2025 Share Repurchase Authorization.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 29, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

Item 6.         EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Corrected Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective June 4, 2025	Current Report on Form 8-K (File No. 001-41545)	June 4, 2025
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2025	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer