Form 10-Q
period 2025-09-28
MasterBrand, Inc.
filed 2025-11-05
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 126,779,371 shares of common stock as of October 31, 2025.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
NET SALES	$698.9	$718.1	$2,090.1	$2,032.7
Cost of products sold	480.7	480.1	1,430.0	1,359.0
GROSS PROFIT	218.2	238.0	660.1	673.7
Selling, general and administrative expenses	167.5	166.3	480.9	450.8
Amortization of intangible assets	6.4	6.3	19.2	13.7
Restructuring charges	2.6	7.8	13.9	11.0
OPERATING INCOME	41.7	57.6	146.1	198.2
Interest expense	18.2	20.0	56.5	54.7
Other expense (income), net	0.1	(1.8)	(0.1)	(5.0)
INCOME BEFORE TAXES	23.4	39.4	89.7	148.5
Income tax expense	5.3	10.3	21.0	36.6
NET INCOME	$18.1	$29.1	$68.7	$111.9
Average Number of Shares of Common Stock Outstanding
Basic	126.7	127.1	127.0	127.0
Diluted	129.5	130.8	129.7	130.8
Earnings Per Common Share
Basic	$0.14	$0.23	$0.54	$0.88
Diluted	$0.14	$0.22	$0.53	$0.86

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
NET INCOME	$18.1	$29.1	$68.7	$111.9
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(0.1)	(4.0)	13.6	(15.8)
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during period	2.5	(4.1)	9.3	(8.0)
Less: reclassification adjustment for (gains) losses included in net income	(2.2)	2.0	0.5	0.7
Unrealized gains (losses) on derivatives	0.3	(2.1)	9.8	(7.3)
Defined benefit plans:
Pension settlement gain	—	—	5.6	—
Amortization of net actuarial loss	—	—	0.2	—
Defined benefit plans	—	—	5.8	—
Other comprehensive income (loss), before tax	0.2	(6.1)	29.2	(23.1)
Income tax expense related to items of other comprehensive income	—	—	(1.4)	—
Other comprehensive income (loss), net of tax	0.2	(6.1)	27.8	(23.1)
COMPREHENSIVE INCOME	$18.3	$23.0	$96.5	$88.8
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	September 28, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$114.8	$120.6
Accounts receivable, net	218.4	191.0
Inventories	272.4	276.4
Other current assets	84.4	62.7
TOTAL CURRENT ASSETS	690.0	650.7
Property, plant and equipment, net of accumulated depreciation	481.1	481.5
Operating lease right-of-use assets, net of accumulated amortization	113.3	66.4
Goodwill	1,126.9	1,125.8
Other intangible assets, net of accumulated amortization	553.3	571.3
Other assets	37.3	34.1
TOTAL ASSETS	$3,001.9	$2,929.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$182.5	$180.7
Current operating lease liabilities	19.7	19.5
Other current liabilities	167.7	195.2
TOTAL CURRENT LIABILITIES	369.9	395.4
Long-term debt	954.1	1,007.8
Deferred income taxes	172.5	158.7
Pension and other postretirement plan liabilities	3.6	3.2
Operating lease liabilities	102.4	55.0
Other non-current liabilities	15.9	15.0
TOTAL LIABILITIES	1,618.4	1,635.1
Contingencies and Accrued Losses (Note 14)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 131.8 million issued and 126.7 million outstanding as of September 28, 2025; 130.9 million issued and 127.6 million outstanding as of December 29, 2024)	1.3	1.3
Paid-in capital	54.9	39.7
Treasury stock, at cost	(66.9)	(44.0)
Accumulated other comprehensive loss	(4.9)	(32.7)
Retained earnings	1,399.1	1,330.4
TOTAL EQUITY	1,383.5	1,294.7
TOTAL LIABILITIES AND EQUITY	$3,001.9	$2,929.8

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024
OPERATING ACTIVITIES
Net income	$68.7	$111.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51.2	39.5
Amortization of intangibles	19.2	13.7
Restructuring charges, net of cash payments	3.0	4.3
Write-off and amortization of finance fees	2.1	8.2
Stock-based compensation	15.2	16.8
Recognition of pension settlement charge	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(26.6)	(2.3)
Inventories	4.4	(32.5)
Other current assets	(9.7)	(1.8)
Accounts payable	(2.2)	18.0
Accrued expenses and other current liabilities	(27.5)	(3.5)
Other items	10.8	4.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	108.8	176.9
INVESTING ACTIVITIES
Capital expenditures(a)	(43.8)	(34.6)
Proceeds from the disposition of assets	3.7	8.4
Acquisition of business, net of cash acquired	—	(515.7)
NET CASH USED IN INVESTING ACTIVITIES	(40.1)	(541.9)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	150.0	430.0
Issuance of Senior Notes	—	700.0
Repayment of revolving credit facility borrowings	(205.0)	(55.0)
Repayment of term loan	—	(712.5)
Payment of financing fees	—	(17.8)
Repurchase of common stock	(18.1)	(6.5)
Payments of employee taxes withheld from share-based awards	(4.8)	(5.3)
Other items	(1.9)	(1.6)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(79.8)	331.3
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	4.9	(5.6)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(6.2)	$(39.3)
Cash, cash equivalents, and restricted cash at beginning of period	$121.6	$148.7
Cash, cash equivalents, and restricted cash at end of period	$115.4	$109.4

Cash and cash equivalents	$114.8	$108.4
Restricted cash included in other assets	0.6	1.0
Total cash, cash equivalents and restricted cash	$115.4	$109.4
(a)    Capital expenditures of $6.9 million and $2.4 million that have not been paid as of September 28, 2025 and September 29, 2024, respectively, were excluded from the condensed consolidated statements of cash flows.
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	111.9	111.9
Other comprehensive loss	—	—	—	—	(23.1)	—	(23.1)
Stock-based compensation	0.7	—	16.8	(5.3)	—	—	11.5
Stock repurchase program	(0.4)	—	—	(6.5)	—	—	(6.5)
Balance at September 29, 2024	127.1	$1.3	$34.6	$(37.9)	$(26.8)	$1,316.4	$1,287.6

Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7
Comprehensive income:
Net income	—	—	—	—	—	68.7	68.7
Other comprehensive income	—	—	—	—	27.8	—	27.8
Stock-based compensation	0.5	—	15.2	(4.8)	—	—	10.4
Stock repurchase program	(1.4)	—	—	(18.1)	—	—	(18.1)
Balance at September 28, 2025	126.7	$1.3	$54.9	$(66.9)	$(4.9)	$1,399.1	$1,383.5
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

The condensed consolidated balance sheets as of September 28, 2025, as well as the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the thirteen and thirty-nine weeks ended September 28, 2025 and the thirteen and thirty-nine weeks ended September 29, 2024 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring accruals, considered necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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
Accounting Standards Issued, But Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company is expecting to prospectively adopt this guidance when it becomes effective in our Annual Report on Form 10-K for the fiscal year ending December 28, 2025.

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

Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain unchanged throughout the reasonable and supportable forecast period when estimating expected credit losses for eligible financial assets, including trade receivables and contract assets. ASU 2025-05 is effective for fiscal periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 clarify and refine the criteria for capitalizing costs related to internal-use software. Under the new guidance, capitalization is permitted when both of the following conditions are met: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal periods beginning after December 15, 2027, and interim periods thereafter. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

3. Acquisitions

American Woodmark
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

The closing of the Merger, which is expected to occur in early 2026, is subject to the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of other customary closing conditions. Both companies received the necessary shareholder approval at their respective special meetings of shareholders held on October 30, 2025.

The Merger Agreement contains certain termination rights for each of the Company and American Woodmark. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay American Woodmark a termination fee of $30.0 million or a regulatory termination fee of $35.0 million. In addition, upon termination under specified circumstances, American Woodmark may be required to pay the Company a termination fee of $25.0 million.

The Company amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw term loan commitments that will be used to repay and terminate American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. The interest rate of the delayed draw term loans is a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus, a margin depending on the Company’s net leverage ratio. The delayed draw term loans will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and there were no material changes to the covenants in place under the 2024 Credit Agreement. See Note 10, "Debt," for further discussion of our original credit agreement.

Supreme
On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company, from GHK Capital Partners LP for $520.0 million in cash. Supreme is a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility. The purchase consideration was $527.3 million.

(U.S. Dollars presented in millions)
Cash considerations paid to Supreme shareholders	$336.4
Cash paid for transaction costs of Supreme	13.9
Repayment of Supreme existing indebtedness and accrued interest	178.2
Total Cash Consideration	$528.5
Purchase price adjustments	(1.2)
Total Purchase Consideration	$527.3
The purchase price of Supreme was allocated on a preliminary basis as of the closing date of July 10, 2024. Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of Supreme were recognized and measured at fair value. Due to the timing of acquisition close, the preliminary fair value estimates and assumptions were subject to change as we obtained additional information over the measurement period of up to one year from the date of acquisition. Since the initial measurement of the identified assets acquired and liabilities assumed, progress was made in completing certain of our additional valuations and analyses and disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024. We finalized our valuation of the identified assets acquired and liabilities assumed during the period ended June 29, 2025. There were no adjustments to the preliminary valuation of identifiable assets acquired and liabilities assumed during the twenty-six weeks ended June 29, 2025.

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

Pro forma financial information
Net sales and earnings related to the operations of Supreme that have been included in our condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 28, 2025 are as follows:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net Sales	$62.9	$60.8	$194.4	$60.8
Net Income	$3.7	$4.2	$13.3	$4.2

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

	13 Weeks Ended	39 Weeks Ended
(U.S. Dollars presented in millions)	September 29, 2024	September 29, 2024
Net Sales	$718.1	$2,168.7
Net Income	$42.0	$118.3
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
The Company incurred $15.2 million and $18.7 million of acquisition-related costs in the thirteen and thirty-nine weeks ended September 28, 2025, respectively, and $15.0 million and $19.4 million of acquisition-related costs in the thirteen and thirty-nine weeks ended September 29, 2024, respectively, which are recorded within selling, general and administrative expenses in the condensed consolidated statements of income. The acquisition costs in the thirteen and thirty-nine weeks ended September 28, 2025 primarily related to the costs associated with the acquisition of American Woodmark. The acquisition costs in the thirteen and thirty-nine weeks ended September 29, 2024 related to the costs associated with the acquisition of Supreme.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.2 million and $1.9 million as of September 28, 2025 and December 29, 2024, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024.

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net Sales by Channel
Dealers(a)	$391.6	$393.2	$1,154.7	$1,060.9
Retailers(b)	211.9	231.1	658.4	705.7
Builders(c)	95.4	93.8	277.0	266.1
Net sales	$698.9	$718.1	$2,090.1	$2,032.7
Net Sales by Shipping Location
United States	$669.7	$687.3	$2,004.7	$1,939.4
Canada	24.9	26.3	74.7	80.2
Mexico	4.3	4.5	10.7	13.1
Net sales	$698.9	$718.1	$2,090.1	$2,032.7
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

The following table summarizes the activity for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Beginning balance	$1.3	$2.8	$3.0	$4.6
Bad debt provision	0.2	—	0.7	0.1
Uncollectible accounts written off, net of recoveries	(1.2)	(0.2)	(3.4)	(2.1)
Ending balance	$0.3	$2.6	$0.3	$2.6

5. Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Numerator for basic and diluted earnings per share - Net income	$18.1	$29.1	$68.7	$111.9
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	126.7	127.1	127.0	127.0
Effect of dilutive securities - stock-based awards	2.8	3.7	2.7	3.8
Denominator for diluted earnings per share - weighted average shares outstanding	129.5	130.8	129.7	130.8
Earnings per share:
Basic	$0.14	$0.23	$0.54	$0.88
Diluted	$0.14	$0.22	$0.53	$0.86

Approximately 0.4 million shares were excluded from the calculation of diluted earnings per share for both the thirteen and thirty-nine weeks ended September 28, 2025, because their inclusion would have been anti-dilutive.

6. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	September 28, 2025	December 29, 2024
Inventories:
Raw materials and supplies	$187.5	$197.2
Work in process	24.2	25.7
Finished products	60.7	53.5
Total inventories	$272.4	$276.4
Property, plant and equipment:
Land and improvements	$41.5	$37.4
Buildings and improvements to leaseholds	373.6	360.1
Machinery and equipment	677.9	648.8
Construction in progress	35.0	41.4
Property, plant and equipment, gross	1,128.0	1,087.7
Less: accumulated depreciation	646.9	606.2
Property, plant and equipment, net of accumulated depreciation	$481.1	$481.5
Other current liabilities:
Accrued salaries, wages and other compensation	$50.4	$54.9
Accrued income and other taxes	13.6	14.2
Interest payable	10.7	25.5
Accrued product warranties	7.4	9.3
Accrued restructuring	7.0	4.9
Derivative payable	—	5.7
Other accrued expenses	78.6	80.7
Total other current liabilities	$167.7	$195.2

7. Goodwill and Identifiable Intangible Assets
We had goodwill of $1,126.9 million and $1,125.8 million as of September 28, 2025 and December 29, 2024, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 29, 2024	$1,125.8
2025 translation adjustments	1.1
Balance at September 28, 2025	$1,126.9
The gross carrying value and accumulated amortization by class of intangible assets as of September 28, 2025 and December 29, 2024 were as follows:

	September 28, 2025			December 29, 2024
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$267.3	$—	$267.3	$266.1	$—	$266.1
Amortizable intangible assets
Tradenames	10.1	(10.1)	—	10.0	(10.0)	—
Customer and contractual relationships	536.2	(250.2)	286.0	535.4	(230.2)	305.2
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	557.3	(271.3)	286.0	556.4	(251.2)	305.2
Total identifiable intangibles	$824.6	$(271.3)	$553.3	$822.5	$(251.2)	$571.3

There were no impairments of goodwill or indefinite-lived assets for the thirteen and thirty-nine weeks ended September 28, 2025. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. There were no triggering events requiring an impairment assessment be conducted in the thirteen and thirty-nine weeks ended September 28, 2025. However, it is possible that future changes in circumstances would require the Company to record non-cash impairment charges.

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
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in other expense (income), net on the condensed consolidated statements of income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the condensed consolidated statements of income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 28, 2025, was $82.4 million, representing a net settlement asset of $5.7 million. Based on foreign exchange rates as of September 28, 2025, we estimate that the $4.8 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of September 28, 2025, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024 were:

(U.S. Dollars presented in millions)	Location	September 28, 2025	December 29, 2024
Assets:
Foreign exchange contracts	Other current assets	$5.7	$—
	Total assets	$5.7	$—
Liabilities:
Foreign exchange contracts	Other current liabilities	$—	$5.7
	Total liabilities	$—	$5.7

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive income for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Foreign exchange contracts:
Unrealized holding gains (losses) arising during period	$2.5	$(4.1)	$9.3	$(8.0)
Less: reclassification adjustment for (gains) losses included in net income	(2.2)	2.0	0.5	0.7
Unrealized gains (losses) on derivatives	$0.3	$(2.1)	$9.8	$(7.3)

The effects of fair value hedging financial instruments included in other expense, net on the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 were:

	Amount Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Foreign exchange contracts:
Hedged items	$0.1	$0.1	$(0.4)	$—
Derivatives designated as hedging instruments	—	(0.1)	—	—
Net gains (losses) recognized in earnings	$0.1	$—	$(0.4)	$—

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
Assets and liabilities measured at fair value on a recurring basis as of September 28, 2025 and December 29, 2024 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	September 28, 2025	December 29, 2024
Assets:
Derivative asset financial instruments (Level 2)	$5.7	$—
Deferred compensation program assets (Level 2)	10.7	9.6
Total assets	$16.4	$9.6
Liabilities:
Derivative liability financial instruments (Level 2)	$—	$5.7

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
The estimated fair value of the Company's debt, including current maturities, is based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of September 28, 2025, the fair value of total debt was $990.4 million compared to the carrying value of $965.0 million, excluding deferred financing costs. As of December 29, 2024, the fair value of total debt was $1,025.3 million compared to the carrying value of $1,020.0 million, excluding deferred financing costs.

10. Debt
The following table provides a summary of the Company’s debt as of September 28, 2025 and December 29, 2024, including the carrying value of the debt less debt issuance costs:

	September 28, 2025	December 29, 2024
(U.S. Dollars presented in millions)	Long-term	Long-term
Revolving credit facility due June 2029	$265.0	$320.0
7.00% Senior Notes due 2032	700.0	700.0
	965.0	1,020.0
Less: Unamortized debt issuance costs	(10.9)	(12.2)
Total	$954.1	$1,007.8

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

The Senior Notes had an outstanding balance of $700.0 million as of September 28, 2025. As of September 28, 2025, prepaid debt issuance costs related to the Senior Notes were $10.9 million and are being amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets. The Company was in compliance with all of its debt covenants under the Indenture as of September 28, 2025 and December 29, 2024.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1.00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of September 28, 2025 and December 29, 2024.

The revolving credit facility had an outstanding balance of $265.0 million as of September 28, 2025 and had $461.9 million of availability. Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. As of September 28, 2025, prepaid debt issuance costs related to the 2024 Credit Agreement were $3.9 million and will be amortized over the term of the debt. At September 28, 2025, these costs are included in other assets in our condensed consolidated balance sheets.

Interest paid on debt was $29.7 million and $69.1 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively, and $6.7 million and $34.7 million for the thirteen and thirty-nine weeks ended September 29, 2024, respectively.

11. Restructuring Charges
For the thirteen and thirty-nine weeks ended September 28, 2025, we recognized restructuring charges of $2.6 million and $13.9 million, respectively. For the thirteen and thirty-nine weeks ended September 29, 2024, we recognized restructuring charges of $7.8 million and $11.0 million, respectively. Restructuring charges for all periods presented are largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at June 29, 2025	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 28, 2025
Workforce reduction costs	$9.0	$1.5	$(3.4)	$—	$7.1
Other	—	1.1	(1.2)	—	(0.1)
	$9.0	$2.6	$(4.6)	$—	$7.0

(U.S. Dollars presented in millions)	Balance at June 30, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 29, 2024
Workforce reduction costs	$1.4	$5.7	$(2.7)	$—	$4.4
Other	0.1	2.1	(0.9)	(1.2)	0.1
	$1.5	$7.8	$(3.6)	$(1.2)	$4.5

(U.S. Dollars presented in millions)	Balance at December 29, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 28, 2025
Workforce reduction costs	$4.8	$10.6	$(8.3)	$—	$7.1
Other	0.1	3.3	(2.6)	(0.9)	(0.1)
	$4.9	$13.9	$(10.9)	$(0.9)	$7.0

(U.S. Dollars presented in millions)	Balance at December 31, 2023	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 29, 2024
Workforce reduction costs	$1.3	$7.7	$(4.6)	$—	$4.4
Other	0.1	3.3	(2.1)	(1.2)	0.1
	$1.4	$11.0	$(6.7)	$(1.2)	$4.5
(a)    Cash expenditures primarily related to severance charges.

12. Income Taxes

The effective income tax rates for the thirteen weeks ended September 28, 2025 and September 29, 2024, were 22.6 percent and 26.1 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to favorable changes in foreign exclusions, lower state and local income taxes, return-to-provision adjustments, and foreign income inclusions with offsetting tax credits. These were partially offset by increases in the valuation allowance and nondeductible compensation.

The difference between our effective income tax rate for the thirteen weeks ended September 28, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, state and local income taxes, increases in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by foreign exclusions and favorable return-to-provision adjustments.

The difference between our effective income tax rate for the thirteen weeks ended September 29, 2024, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of state and local income taxes, nondeductible compensation, nondeductible acquisition-related transaction costs and foreign income inclusions with offsetting tax credits. These were partially offset by favorable return-to-provision adjustments and the mix of earnings in jurisdictions with differing tax rates.

The effective income tax rates for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, were 23.4 percent and 24.6 percent, respectively. The net decrease in effective tax rate between the periods is primarily due to changes in foreign exclusions, lower state and local income taxes, and changes in foreign income inclusions with offsetting tax credits. These were partially offset by increases in the valuation allowance, nondeductible compensation, reductions in favorable return-to provision adjustments and the stock compensation windfall benefit for shares which vested.

The difference between our effective income tax rate for the thirty-nine weeks ended September 28, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, net changes in state and local income taxes, and increases in the valuation allowance. These were partially offset by foreign exclusions, favorable return-to-provision adjustments and the release of uncertain tax positions.

The difference between the Company’s effective income tax rate for the thirty-nine weeks ended September 29, 2024, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of state and local income taxes, foreign income inclusions with offsetting tax credits, nondeductible compensation and nondeductible acquisition-related transaction costs, partially offset by favorable return-to-provision adjustments, the stock compensation windfall benefit for shares which vested and the mix of earnings in jurisdictions with differing tax rates.

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

On February 18, 2025, the Company completed the purchase of group annuity contracts with an insurance company, in which the liability, plan administration and payout of benefits were irrevocably transferred. In June 2025, the insurance company began paying plan benefits to eligible plan participants through the group annuity contracts. As a result of the settlement, the Company recognized a non-cash settlement charge of $0.2 million recorded within other income, net in the accompanying condensed consolidated statements of income for the thirty-nine weeks ended September 28, 2025.

As a result of the termination of the defined benefit pension plan, the Company recognized a surplus in plan assets of $5.2 million, recorded within other current assets in the accompanying condensed consolidated balance sheet as of September 28, 2025. The Company intends to use the surplus to satisfy other Company obligations for qualified replacement plans.

The components of net periodic cost for pension and other postretirement plans for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively, are as set forth in the table below. Service cost is classified as either a component of cost of products sold or within selling, general and administrative expenses in the condensed consolidated statements of income, based on the nature of the job responsibilities of the associates participating in the plans. All other components of net periodic cost are classified as other income, net in the condensed consolidated statements of income.

	Pension Benefits		Postretirement Benefits
	13 Weeks Ended		13 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$—	$—	$0.1	$0.1
Interest cost	—	1.3	0.1	0.1
Expected return on plan assets	—	(1.0)	—	—
Net periodic cost	$—	$0.3	$0.2	$0.2

	Pension Benefits		Postretirement Benefits
	39 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$—	$—	$0.4	$0.4
Interest cost	0.7	3.9	0.3	0.3
Expected return on plan assets	(0.6)	(3.1)	—	—
Settlement charge	0.2	—	—	—
Net periodic cost	$0.3	$0.8	$0.7	$0.7

14. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024.

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Reserve balance at the beginning of the period	$7.9	$10.6	$9.3	$12.9
Provision for warranties issued	5.9	4.3	17.3	15.2
Settlements made (in cash or in kind)	(6.4)	(5.7)	(19.2)	(18.9)
Reserve balance at the end of the period	$7.4	$9.2	$7.4	$9.2

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of September 28, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of September 28, 2025 and December 29, 2024.

15. Accumulated Other Comprehensive Loss
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than stockholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging (Loss) Gain	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at June 29, 2025	$(9.9)	$4.5	$0.3	$(5.1)
Amounts classified into accumulated other comprehensive (loss) income	(0.1)	2.5	—	2.4
Amounts reclassified into earnings	—	(2.2)	—	(2.2)
Net current period other comprehensive (loss) income	(0.1)	0.3	—	0.2
Balance at September 28, 2025	$(10.0)	$4.8	$0.3	$(4.9)

Balance at June 30, 2024	$(7.7)	$(3.0)	$(10.0)	$(20.7)
Amounts classified into accumulated other comprehensive loss	(4.0)	(4.1)	—	(8.1)
Amounts reclassified into earnings	—	2.0	—	2.0
Net current period other comprehensive loss	(4.0)	(2.1)	—	(6.1)
Balance at September 29, 2024	$(11.7)	$(5.1)	$(10.0)	$(26.8)

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging (Loss) Gain	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)
Amounts classified into accumulated other comprehensive income	13.6	9.3	4.2	27.1
Amounts reclassified into earnings	—	0.5	0.2	0.7
Net current period other comprehensive income	13.6	9.8	4.4	27.8
Balance at September 28, 2025	$(10.0)	$4.8	$0.3	$(4.9)

Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive loss	(15.8)	(8.0)	—	(23.8)
Amounts reclassified into earnings	—	0.7	—	0.7
Net current period other comprehensive loss	(15.8)	(7.3)	—	(23.1)
Balance at September 29, 2024	$(11.7)	$(5.1)	$(10.0)	$(26.8)

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

During the thirteen weeks ended September 28, 2025, we did not repurchase any shares of our common stock. During the thirty-nine weeks ended September 28, 2025, we repurchased 1,415,429 shares of our common stock under our 2023 and 2025 Share Repurchase Authorizations. The shares were repurchased at a cost of approximately $18.1 million, or an average of $12.82 per share. During the thirteen weeks ended September 29, 2024, we did not repurchase any shares of our common stock. During the thirty-nine weeks ended September 29, 2024, we repurchased 371,499 shares of our common stock under the 2023 Share Repurchase Authorization. The shares were repurchased at a cost of approximately $6.5 million, or an average of $17.58 per share.

As of September 28, 2025, $47.4 million remained authorized for the purchase of shares under the 2025 Share Repurchase Authorization.

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

The following summarizes the significant and other operating expenses reviewed by the CODM:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$698.9	$718.1	$2,090.1	$2,032.7
Less:
Raw materials	247.9	256.9	733.0	719.2
Production labor and overhead	232.8	223.2	697.0	639.8
Non-production associate-related costs	45.9	46.7	154.1	144.5
Distribution costs	41.5	43.7	120.2	121.5
Commissions	18.7	18.0	45.8	39.3
Amortization of intangibles	6.4	6.3	19.2	13.7
Other segment items(a)	64.0	65.7	174.7	156.5
Interest expense	18.2	20.0	56.5	54.7
Other expense (income), net	0.1	(1.8)	(0.1)	(5.0)
Income tax expense	5.3	10.3	21.0	36.6
Net income	$18.1	$29.1	$68.7	$111.9
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
•Changes in the anticipated timing for closing the combination of MasterBrand with American Woodmark (the “Transaction”), including the impact of the U.S. government shutdown;
•Delays in obtaining, adverse conditions contained in, or the inability to obtain necessary regulatory approvals or complete regulatory reviews required to complete the Transaction;
•The outcome of any legal proceedings that may be instituted against MasterBrand or American Woodmark following the announcement of the Transaction;
•The inability to complete the Transaction;

•The inability to recognize, or delays in obtaining, anticipated benefits of the Transaction, including synergies, which may be affected by, among other things, competition, the ability of the combined company to integrate operations in a successful manner and in the expected time period, grow and manage growth profitably, maintain relationships with customers and suppliers and retain key employees;
•The impact of our current and any additional future debt obligations on our business, current and future operations, profitability and our ability to meet other obligations;
•Business disruption during the pendency of or following the Transaction;
•Diversion of management time on Transaction-related issues;
•The reaction of customers and other persons to the Transaction; and
•Other statements contained in this Quarterly Report on Form 10-Q regarding items that are not historical facts or that involve predictions.

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
Overview
Founded over 70 years ago, we are a leading manufacturer of residential cabinets in North America. Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in an improved facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States and Canada, we have an advantaged distribution model that cannot be easily replicated. We expect to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization to ordering to delivery and installation.

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

On August 6, 2025, we announced the execution of a definitive agreement whereby the Company will combine with American Woodmark in an all-stock transaction. Merger Sub, a direct wholly owned subsidiary of the Company, will merge with and into American Woodmark, with American Woodmark surviving the merger and continuing as a wholly owned subsidiary of the Company. The closing of the Merger, which is expected to occur in early 2026, is subject to the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of other customary closing conditions. Both companies received the necessary shareholder approval at their respective special meetings of shareholders held on October 30, 2025.

Recent Developments

Tariffs
The Company continues to actively monitor recent trade policy and tariff announcements, including the recently announced Section 232 lumber tariffs, effective October 14, 2025. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, have resulted in and could further result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions and adjust our mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure as trade policy evolves. The uncertain and evolving market dynamics and global trade environment could have a material adverse effect on the Company’s business, financial condition, and results of operations.

OBBBA
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures, changes to business interest expense limitations and bonus depreciation. The OBBBA legislation does not materially impact our 2025 annual effective tax rate but is expected to reduce 2025 cash taxes.

Pillar Two
In 2024, certain jurisdictions in which we operate enacted, or announced their intention to enact, legislation consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”). The model rules include qualified domestic minimum top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate, with some rules effective in 2024, 2025 or 2026. The Pillar Two legislation, as enacted in certain jurisdictions in which we operate, does not materially impact our 2025 annual effective tax rate but is expected to unfavorably impact our annual effective tax rate in 2026. Additionally, material changes to our separate legal entity pre-tax book income and structure, the valuation allowance, nondeductible acquisition-related transaction costs, enacted local legislation, or changes in jurisdictions in which we operate could also impact our effective tax rate in the fourth quarter of 2025 or fiscal 2026.
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

Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2025,” or “fiscal 2025” refers to our 2025 fiscal year that is a 52-week period that will end on December 28, 2025; and (2) “2024,” or “fiscal 2024” refers to our 2024 fiscal year that was a 52-week period that ended on December 29, 2024. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the third quarter of 2025” refers to the thirteen week period that ended on September 28, 2025; (2) “the third quarter of 2024” refers to the thirteen week period that ended on September 29, 2024; (3) “the first three quarters of 2025” refers to the thirty-nine weeks ended September 28, 2025; and (4) “the first three quarters of 2024” refers to the thirty-nine weeks ended September 29, 2024.

Results of Operations

The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended September 28, 2025 compared to the thirteen weeks ended September 29, 2024.

Thirteen Weeks Ended September 28, 2025 Compared to the Thirteen Weeks Ended September 29, 2024

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	$ change	% change	September 29, 2024
NET SALES	$698.9	$(19.2)	(2.7)%	$718.1
Cost of products sold	480.7	0.6	0.1%	480.1
GROSS PROFIT	218.2	(19.8)	(8.3)%	238.0
Selling, general and administrative expenses	167.5	1.2	0.7%	166.3
Amortization of intangible assets	6.4	0.1	1.6%	6.3
Restructuring charges	2.6	(5.2)	n/m(1)	7.8
OPERATING INCOME	41.7	(15.9)	(27.6)%	57.6
Interest expense	18.2	(1.8)	(9.0)%	20.0
Other expense (income), net	0.1	1.9	n/m(1)	(1.8)
INCOME BEFORE TAXES	23.4	(16.0)	(40.6)%	39.4
Income tax expense	5.3	(5.0)	(48.5)%	10.3
NET INCOME	$18.1	$(11.0)	(37.8)%	$29.1
__________
(1) Not meaningful.

Net sales
Net sales were $698.9 million for the thirteen weeks ended September 28, 2025 compared to $718.1 million for the thirteen weeks ended September 29, 2024, a decline of $19.2 million, or 2.7 percent. The lower net sales from the thirteen weeks ended September 29, 2024 was driven primarily by lower sales unit volume of $38.3 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $19.3 million. Overall end market demand was weaker in the third quarter of 2025 compared to the third quarter of 2024 in the repair and remodel and single-family new construction markets. Foreign currency impact was unfavorable by $0.2 million during the thirteen weeks ended September 28, 2025 as compared to the thirteen weeks ended September 29, 2024.

Compared to the thirteen weeks ended September 29, 2024, net sales to dealers, whose end customers include builders, professional trades and home remodelers, declined $1.6 million, or 0.4 percent, and net sales to retailers, including through their respective retail internet website portals, declined $19.2 million, or 8.3 percent. Net sales directly to builders increased $1.6 million, or 1.7 percent.

Cost of products sold
Cost of products sold increased by $0.6 million, or 0.1 percent, to $480.7 million (68.8 percent of net sales) in the thirteen weeks ended September 28, 2025 as compared to $480.1 million (66.9 percent of net sales) in the thirteen weeks ended September 29, 2024. The $0.6 million increase in cost of products sold was driven primarily by the combined net impact of costs and mix of $26.4 million, partially offset by lower sales unit volume of $25.8 million. In the third quarter of 2025, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage and gross tariffs.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.2 million, or 0.7 percent, to $167.5 million (24.0 percent of net sales) in the thirteen weeks ended September 28, 2025 compared to $166.3 million (23.2 percent of net sales) in the thirteen weeks ended September 29, 2024. The increase in the thirteen weeks ended September 28, 2025 is primarily due to continued investments in our strategic initiatives ($2.6 million), specifically digital and technology investments and marketing. These increases are partially offset by lower distribution and commission costs ($2.5 million), as a result of the decrease in sales unit volume.

Restructuring charges
Restructuring charges were $2.6 million in the thirteen weeks ended September 28, 2025, compared to restructuring charges of $7.8 million in the thirteen weeks ended September 29, 2024. Charges in both periods are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $18.2 million in the thirteen weeks ended September 28, 2025, which was comparable to interest expense of $20.0 million in the thirteen weeks ended September 29, 2024. The third quarter of 2025 includes lower interest expense due to the lower outstanding debt balance compared to the third quarter of 2024.

Other expense (income), net
Other expense, net was $0.1 million in the thirteen weeks ended September 28, 2025, a decline of $1.9 million as compared to other income, net of $1.8 million in the thirteen weeks ended September 29, 2024. This decrease was due primarily to lower transactional foreign currency gains in the third quarter of 2025 as compared to the third quarter of 2024, due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen weeks ended September 28, 2025 and September 29, 2024 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions, except percentages)	September 28, 2025	September 29, 2024
Income before taxes	$23.4	$39.4
Income tax expense	5.3	10.3
Effective tax rate	22.6%	26.1%

The effective income tax rates for the thirteen weeks ended September 28, 2025 and September 29, 2024, were 22.6 percent and 26.1 percent, respectively. The net decrease in the effective tax rate between the periods is primarily due to favorable changes in foreign exclusions, lower state and local income taxes, return-to-provision adjustments, and foreign income inclusions with offsetting tax credits. These were partially offset by increases in the valuation allowance and nondeductible compensation.

The difference between our effective income tax rate for the thirteen weeks ended September 28, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, state and local income taxes, increases in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by foreign exclusions and favorable return-to-provision adjustments.

The difference between our effective income tax rate for the thirteen weeks ended September 29, 2024, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of state and local income taxes, nondeductible compensation, nondeductible acquisition-related transaction costs and foreign income inclusions with offsetting tax credits. These were partially offset by favorable return-to-provision adjustments and the mix of earnings in jurisdictions with differing tax rates.

The following discussion of condensed consolidated results of operations refers to the thirty-nine weeks ended September 28, 2025 compared to the thirty-nine weeks ended September 29, 2024.

Thirty-nine Weeks Ended September 28, 2025 Compared to the Thirty-nine Weeks Ended September 29, 2024

	Thirty-nine Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	$ change	% change	September 29, 2024
NET SALES	$2,090.1	$57.4	2.8%	$2,032.7
Cost of products sold	1,430.0	71.0	5.2%	1,359.0
GROSS PROFIT	660.1	(13.6)	(2.0)%	673.7
Selling, general and administrative expenses	480.9	30.1	6.7%	450.8
Amortization of intangible assets	19.2	5.5	40.1%	13.7
Restructuring charges	13.9	2.9	26.4%	11.0
OPERATING INCOME	146.1	(52.1)	(26.3)%	198.2
Interest expense	56.5	1.8	3.3%	54.7
Other income, net	(0.1)	4.9	n/m(1)	(5.0)
INCOME BEFORE TAXES	89.7	(58.8)	(39.6)%	148.5
Income tax expense	21.0	(15.6)	(42.6)%	36.6
NET INCOME	$68.7	$(43.2)	(38.6)%	$111.9
__________
(1) Not meaningful.

Net sales
Net sales were $2,090.1 million for the thirty-nine weeks ended September 28, 2025 compared to $2,032.7 million for the thirty-nine weeks ended September 29, 2024, an increase of $57.4 million, or 2.8 percent. The higher net sales from the thirty-nine weeks ended September 29, 2024 was driven primarily by the acquisition of Supreme in July of 2024, which contributed $131.5 million of incremental sales in the first half of 2025. Excluding the impact of Supreme, the $74.1 million decrease in net sales from the thirty-nine weeks ended September 29, 2024 was driven primarily by lower sales unit volume of $121.4 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $48.8 million. Overall end market demand was weaker in the first three quarters of 2025 compared to the first three quarters of 2024 in the repair and remodel and single-family new construction markets. Foreign currency impact was unfavorable by $1.5 million during the thirty-nine weeks ended September 28, 2025 as compared to the thirty-nine weeks ended September 29, 2024.

Compared to the thirty-nine weeks ended September 29, 2024, net sales to dealers, whose end customers include builders, professional trades and home remodelers, increased $93.8 million, or 8.8 percent, and net sales to retailers, including through their respective retail internet website portals, declined $47.3 million, or 6.7 percent. Net sales directly to builders increased $10.9 million, or 4.1 percent.

Cost of products sold
Cost of products sold increased by $71.0 million, or 5.2 percent, to $1,430.0 million (68.4 percent of net sales) in the thirty-nine weeks ended September 28, 2025 as compared to $1,359.0 million (66.9 percent of net sales) in the thirty-nine weeks ended September 29, 2024. The inclusion of Supreme in the thirty-nine weeks ended September 28, 2025 resulted in an incremental $86.4 million of cost of products sold for the first half of 2025. Excluding the impact of Supreme, the $15.4 million decrease in cost of products sold was driven primarily by lower sales unit volume of $82.2 million, partially offset by the combined net impact of costs and mix of $66.8 million. In the first three quarters of 2025, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage and gross tariffs.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $30.1 million, or 6.7 percent, to $480.9 million (23.0 percent of net sales) in the thirty-nine weeks ended September 28, 2025 compared to $450.8 million (22.2 percent of net sales) in the thirty-nine weeks ended September 29, 2024. The increase in the thirty-nine weeks ended September 28, 2025 is primarily due to the inclusion of Supreme during the first half of 2025 ($26.1 million), continued investments in our strategic initiatives ($6.2 million), specifically digital and technology investments and marketing and increased associate-related costs, net of lower variable compensation ($3.2 million). These increases were partially offset by lower distribution and commission costs ($5.4 million), as a result of the decrease in sales unit volume.

Restructuring charges
Restructuring charges were $13.9 million in the thirty-nine weeks ended September 28, 2025, as compared to restructuring charges of $11.0 million in the thirty-nine weeks ended September 29, 2024. Charges in both periods are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $56.5 million in the thirty-nine weeks ended September 28, 2025 as compared to $54.7 million in the thirty-nine weeks ended September 29, 2024. The increase in interest expense for the thirty-nine weeks ended September 28, 2025 is due to the higher average outstanding debt balance during the thirty-nine weeks ended September 28, 2025 as a result of the debt refinancing transaction in the second quarter of 2024 associated with the acquisition of Supreme. The second quarter of 2024 includes $6.5 million of nonrecurring interest expense in connection with the debt refinancing transaction, including the write-off of deferred financing fees.

Other income, net
Other income, net was $0.1 million in the thirty-nine weeks ended September 28, 2025, a decline of $4.9 million as compared to other income, net of $5.0 million in the thirty-nine weeks ended September 29, 2024. This decrease was due primarily to lower transactional foreign currency gains in the first three quarters of 2025, as compared to the first three quarters of 2024, due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirty-nine week periods ended September 28, 2025 and September 29, 2024 were as follows:

	Thirty-nine Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024
Income before taxes	$89.7	$148.5
Income tax expense	21.0	36.6
Effective tax rate	23.4%	24.6%

The effective income tax rates for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, were 23.4 percent and 24.6 percent, respectively. The net decrease in effective tax rate between the periods is primarily due to changes in foreign exclusions, lower state and local income taxes, and changes in foreign income inclusions with offsetting tax credits. These were partially offset by increases in the valuation allowance, nondeductible compensation, reductions in favorable return-to provision adjustments and the stock compensation windfall benefit for shares which vested.

The difference between our effective income tax rate for the thirty-nine weeks ended September 28, 2025, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, net changes in state and local income taxes, and increases in the valuation allowance. These were partially offset by foreign exclusions, favorable return-to-provision adjustments and the release of uncertain tax positions.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1.00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of September 28, 2025.

As of September 28, 2025, we had $954.1 million outstanding in third-party borrowings, net of deferred financing fees. In conjunction with the Merger, the Company amended its credit agreement to obtain a $375.0 million term loan that will be used to settle American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. The interest rate of the term loan is a variable rate based on SOFR and the debt will have a maturity coterminous with the existing credit agreement in June 2029. See Note 10, "Debt," for a discussion of our original credit agreement.
Cash Flows
Below is a summary of cash flows for the thirty-nine weeks ended September 28, 2025 and September 29, 2024.

	Thirty-nine Weeks Ended
(U.S. Dollars presented in millions)	September 28, 2025	September 29, 2024
Net cash provided by operating activities	$108.8	$176.9
Net cash used in investing activities	(40.1)	(541.9)
Net cash (used in) provided by financing activities	(79.8)	331.3
Effect of foreign exchange rate changes on cash	4.9	(5.6)
Net decrease in cash, cash equivalents and restricted cash	$(6.2)	$(39.3)

Net cash provided by operating activities was $108.8 million in the first three quarters of 2025 as compared to $176.9 million in the first three quarters of 2024. Net income contributed $68.7 million to operating cash flow in the first three quarters of 2025, down from $111.9 million in the first three quarters of 2024. In the first three quarters of 2025, accounts receivable increased $26.6 million from the seasonally lower fiscal 2024 ending balance, compared to an increase of $2.3 million in the first three quarters of 2024. In the first three quarters of 2025, inventory declined $4.4 million, as compared to an increase in inventory of $32.5 million in the first three quarters of 2024. The minimal change in inventory in the first three quarters of 2025 is reflective of inventory management efforts. In the first three quarters of 2025, accounts payable decreased $2.2 million compared to an increase of $18.0 million in the first three quarters of 2024. The reduced favorability in accounts payable in 2025 was a result of inventory management efforts. Accrued expenses and other current liabilities declined $27.5 million in the first three quarters of 2025 as compared to a decrease of $3.5 million in 2024. The timing of interest payments on the Company’s Senior Notes contributed to the unfavorability in 2025. Interest payments on the Senior Notes began in 2025. Depreciation in the first three quarters of 2025 was $51.2 million as compared to $39.5 million in the first three quarters of 2024. The increase is due to the inclusion of Supreme for the full year-to-date period in 2025.

Net cash used in investing activities was $40.1 million in the first three quarters of 2025, compared to $541.9 million in the first three quarters of 2024. The year-over-year decrease is due to the acquisition of Supreme, net of cash acquired, of $515.7 million and increased capital expenditures in the third quarter of 2024. This year-over-year decrease is partially offset by increased capital expenditures as compared to the prior year.

Net cash used in financing activities was $79.8 million in the thirty-nine weeks ended September 28, 2025 as compared to net cash provided by financing activities of $331.3 million in the thirty-nine weeks ended September 29, 2024. In the first three quarters of 2024, our $712.5 million term loan was repaid, and replaced with $700.0 million of Senior Notes as a result of the refinancing transaction completed in the second quarter. In the first three quarters of 2024, we used $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement to fund the Supreme acquisition, and subsequently paid down $55 million, net on our revolving credit facility. The first three quarters of 2024 also included the payment of $17.8 million of financing fees associated with the refinancing transaction. The first three quarters of 2025 includes $18.1 million of stock repurchases as compared to $6.5 million of stock repurchases in the first three quarters of 2024.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures, as well as the closing of the Merger. We also believe we have access to additional funds from capital markets to fund strategic initiatives.

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

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 28, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of approximately $54.9 million to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of September 28, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 14, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 in the section entitled “Risk Factors” within Part I, Item 1A, and in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 and June 29, 2025 in the section entitled “Risk Factors” within Part II, Item 1A.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

First Amendment to Amended and Restated Credit Agreement
On November 3, 2025, the Company entered into an amendment (the “First Amendment”) to its 2024 Credit Agreement to obtain incremental term loan commitments in the form of delayed draw Term A loans (“Term Loan A”) in an aggregate amount equal to $375.0 million. The Term Loan A will be funded at the Effective Time of the Merger with American Woodmark to repay and terminate American Woodmark’s existing indebtedness.
Interest rates for the Term Loan A under the 2024 Credit Agreement (as amended by the First Amendment) are variable based on the Secured Overnight Financing Rate depending on the Company’s net leverage ratio. The Company will pay customary agency fees and a commitment fee based on the funds committed for the Term Loan A, beginning 61 days after the closing of the First Amendment until the date of funding. The Term Loan A requires annual principal payments, to be made quarterly, of 5.0%, 5.0%, 7.5% and 7.5%, respectively, following the funding date. The Term Loan A maturity is coterminous with the existing revolving credit facility under the 2024 Credit Agreement in June 2029.

The First Amendment did not result in any material changes to the existing customary representations and warranties, affirmative covenants, and restrictive covenants contained within the 2024 Credit Agreement.

The foregoing description is a summary of the material terms of the First Amendment and does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is attached as Exhibit 10.1 to this Current Report on Form 10-Q and incorporated herein by reference.

Item 6.         EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Date
2.1+	Agreement and Plan of Merger, dated as of August 5, 2025, by and among MasterBrand, Inc., Maple Merger Sub, Inc., and American Woodmark Corporation	Current Report on Form 8-K (File No. 001-41545)	August 6, 2025
3.1	Corrected Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective June 4, 2025	Current Report on Form 8-K (File No. 001-41545)	June 4, 2025
10.1*	First Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2025, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.
‘+ Certain schedules and exhibits to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2025	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer