Form 10-K
period 2025-12-28
MasterBrand, Inc.
filed 2026-02-13
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 29, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,336,014,734.

The registrant had outstanding 127,537,368 shares of common stock as of February 11, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information from the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders scheduled to be held on June 4, 2026 will be herein incorporated by reference into Part III of this report.

PART I
Item 1.    Business

MasterBrand, Inc. (“we,” “us,” “our,” “MasterBrand” or the “Company”), was founded over 70 years ago in 1954 under the name United Cabinet Incorporated. We are the largest manufacturer of residential cabinets in North America, based on 2024 reported net sales. Our products are sold throughout the United States and Canada to the remodeling and new construction markets through three primary channels: dealers, retailers and builders.

On December 14, 2022, our former parent company, Fortune Brands Innovations, Inc. (formerly known as Fortune Brands Home & Security, Inc.) (“Fortune Brands”), completed a tax free spin-off transaction to separate its Cabinets segment into a standalone publicly-traded company (the “Separation”). The Separation was completed through a series of transactions ending with a pro rata distribution of all of the shares of MasterBrand, Inc. common stock owned by Fortune Brands to Fortune Brands shareholders, after which we became an independent, publicly-traded company.

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company. Supreme was a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers.

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

Lead Through Lean – Engage teams and foster problem-solving
The MasterBrand Way and the associated lean tools not only drive efficiencies, but engage our associates in the process. The importance of human capital, specifically the ability to attract, retain and develop associates, has become more apparent in a post-pandemic world. Through weekly continuous improvement events across our manufacturing facilities and offices, we provide the individuals closest to our business problems with the training and tools required to fix these issues. Through empowering associates to remedy issues locally, the MasterBrand Way fosters problem-solving and enhances our culture of continuous improvement. Beyond improved engagement and retention, we are able to identify leadership potential among our associates to develop internal talent. As opportunities present themselves across the organization, we are positioned to staff these roles internally. Given the competition for skilled labor in North America, we believe our Lead Through Lean initiative will help us achieve exceptional financial performance.

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
Our Company was built in part through strategic, well-executed acquisitions, and we have proven to be a highly effective consolidation platform. In July 2024, we acquired Supreme, a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. This acquisition allows us to reach more customers, through highly complementary dealer networks, with greater efficiency and effectiveness, and has broadened our portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories. We believe we will have opportunities to drive future value creation through additional thoughtful and strategic acquisitions, including the pending merger with American Woodmark. We regularly monitor the landscape for attractive opportunities that could allow us to leverage our operations and strong customer relationships, expand our portfolio of products and expand into new categories and geographies. We expect to drive long-term shareholder value by utilizing a disciplined process to identify, evaluate and execute strategic acquisitions and integrate acquired businesses.

Channels
Our products are sold primarily throughout the United States and Canada to the remodeling and new construction markets through three primary channels: Dealers, Retailers and Builders.

1.Dealers: We built the industry’s largest and, we believe, strongest network, with well-established relationships with over 7,900 cabinet dealers across the United States and Canada. Many of these dealers have been partners for decades and cover a wide spectrum of the market. Some specialize in remodeling, while others provide regional service to a variety of new construction home builders. Our extensive dealer network allows us to have exceptional market reach and the ability to target key growth markets.

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

In addition, we are actively growing our presence in the emerging cabinets e-commerce channel, including through our retail channel partners’ online presence, and are actively partnering with leading players to develop continuing opportunities to penetrate and innovate in this evolving area.

Customers
Our business competes based on quality, price, service and responsiveness to dealer, retailer and builder needs, as well as end-user consumer preferences. Our markets are very competitive. Lowe’s Companies, Inc. (“Lowe’s”) comprised approximately 20 percent, 22 percent and 21 percent of our net sales for our 2025, 2024 and 2023 fiscal years, respectively. The Home Depot, Inc. (“Home Depot”) comprised approximately 13 percent, 15 percent and 16 percent of our net sales for our 2025, 2024 and 2023 fiscal years, respectively. Net sales to international markets represented approximately 4 percent, 5 percent and 5 percent for our 2025, 2024 and 2023 fiscal years, respectively.

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

Raw Materials
We utilize raw materials in the operation of our business, principally hardwoods (maple, birch and oak), plywood and particleboard. These materials are available from a number of sources. Volatility in the prices of commodities and transportation costs in making and distributing our products, as well as changes in trade policies and corresponding tariff rates, impact the cost of manufacturing our products.

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

Environmental Matters
We endeavor to be a leader in environmental compliance and sustainability. Since 2018, we have partnered with the National Forest Foundation (“NFF”) tree planting campaign. NFF works with the U.S. Forest Service to promote the health and public enjoyment of our 193-million-acre National Forest System. We supported NFF’s successful campaign to plant 50 million trees across national forests by the end of 2025, with the NFF planting 50.4 million trees as of December 28, 2025.

We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals for the years ended December 28, 2025 and December 29, 2024. We believe that the cost of complying with the present environmental protection laws, before considering estimated recoveries either from other potentially responsible parties under Superfund, or similar state laws, or from insurance, will not have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Governmental Regulations
We are subject to a wide variety of local, state and federal laws and regulations in the countries where we conduct business. These laws and regulations often require the dedication of time and effort of associates, as well as financial resources. During 2025, compliance with the applicable regulations did not have a material effect on our capital expenditures, earnings, or competitive position.

Human Capital Resources
As of December 28, 2025, we had more than 12,000 full-time and part-time associates (excluding contract workers). Approximately 81 percent of our workforce is composed of hourly production and distribution associates and the remaining population is comprised of associates in administrative roles. As of December 28, 2025, approximately 32 percent of our associates worked under collective bargaining agreements. Below is a summary of the number of associates by role as of December 28, 2025:

Production and Distribution	Office	Total
10,182	2,451	12,633

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

Two of our primary safety measures are the Total Recordable Incidence Rate (“TRIR”) and Lost Time Rate (“LTR”). For our 2025 fiscal year, our TRIR was 0.83, compared to 0.64 for our 2024 fiscal year, and our LTR was 0.33 in 2025, compared to 0.18 in 2024. Data for 2025 includes injuries from the Supreme locations acquired in July 2024. Our safety focus is also demonstrated by comparing our TRIR and LTR to the Bureau of Labor Statistics (“BLS”) industry averages. For our 2025 fiscal year, our TRIR and LTR were below the 2024 BLS industry averages of 3.5 and 1.4, respectively.

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

Legal Structure
MasterBrand, Inc. is a holding company that was initially organized as a Delaware corporation in July 2022. Our principal operating subsidiaries include MasterBrand Cabinets, LLC (“MBC LLC”), Bertch Cabinet, LLC, Dura-Supreme, LLC, Kitchen Craft of Canada, Norcraft Companies, L.P., and Woodcrafters Home Products, S. de R.L. de C.V. As a holding company, we are a legal entity separate and distinct from our subsidiaries. Accordingly, our right, and thus the rights of our creditors (including holders of debt and other obligations) and shareholders to participate in any distribution of the assets or earnings of any subsidiary is subject to the claims of creditors of the subsidiary, except to the extent that our claims as a creditor of such subsidiary may be recognized, in which event our claims may in certain circumstances be subordinate to certain claims of others. In addition, as a holding company, the source of our unconsolidated revenues and funds is dividends and other payments from subsidiaries. Our subsidiaries have financial obligations that must be satisfied before funding us. These obligations include debt service and obligations to trade creditors, among others.

Available Information
The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission ("SEC") (https://www.sec.gov). The Company’s website is http://www.masterbrand.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of conduct, which are available on the Company’s website and will be available to any shareholder who requests them from the Company’s Investor Relations department. The use of our website serves as a channel of distribution of the Company’s information and the information we post through our website may be deemed material. Investors and others should monitor this channel, as well as our earnings and press releases, SEC filings, and webcasts. You may automatically receive email alerts and other information about the Company by signing up for email alerts at masterbrand.com/investors. The information contained on or accessible through the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered a part of this report.

Item 1A.    Risk Factors

There are inherent risks and uncertainties associated with our business that could adversely affect our results of operations, cash flows and financial condition (collectively, our “financial performance”). Set forth below are descriptions of those risks and uncertainties that we currently believe to be material, but the risks and uncertainties described below are not the only risks and uncertainties that could affect our financial performance. If any of these risks materialize, our financial performance could be materially adversely affected, and the trading price of our common stock could materially decline.

Risks Related to Our Industry

Our business primarily relies on U.S. and Canadian home improvement, R&R and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Unfavorable changes in the general economy, the housing market, interest rates, inflation or other business conditions could adversely affect our financial performance.
Our business primarily relies on home improvement, R&R, and new home construction activity levels, principally in the U.S. and Canada. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to and the cost of labor, consumer confidence, demographic changes, consumer income, government tax programs, home prices, availability of financing, inflation, tariffs and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious, resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes or causing them to delay investments, including large kitchen and bath R&R projects; or making it more difficult to secure loans for renovations. Economic conditions, including as a result of inflation and increased interest rates, has and may continue to adversely impact our business by causing softer end-market demand for our products, decreased customer orders, delays in decisions to purchase our products and price-consciousness and “trade-downs” to lower priced products by consumers.

The cabinet industry is highly competitive with relatively low barriers to entry and market share losses could occur. Competition has further intensified as a result of current economic conditions. We compete with numerous large national and regional companies for, among other things, customers, raw materials, skilled management and labor resources.
The cabinet industry in which we operate is highly competitive. Additionally, there are few barriers to entry in the U.S. and Canadian cabinet markets and new competitors may enter these markets at any time. Since our competitors offer products that are similar to ours, we face significant price competition from our competitors, which tends to intensify during economic downturns, such as during the recent inflationary environment. This price competition impacts our ability to implement price increases or, in some cases, such as during an economic downturn, maintain prices, which could lower our profit margins. Although we believe that competition in our business is based largely on product quality, consumer and trade brand reputation, customer service and product features, as well as fashion trends, innovation and ease of installation, price is a significant factor for consumers as well as our trade customers. Additionally, some of our competitors may resort to price competition to sustain or grow market share and manufacturing capacity utilization. Due to the highly competitive nature of the cabinets industry and the low barriers to entry in our markets, we are continually subject to the risk of losing market share, which may adversely affect our profitability and revenue levels, as well as our financial performance.

We also use e-commerce to sell our products. E-commerce brings an increased number of competitors and greater pricing transparency for consumers, which could affect our financial performance. In addition, our relationships with our customers, including our retailers, may be affected if we increase the amount of business we transact in the e-commerce channel.

Furthermore, we compete with numerous large national and regional companies for, among other things, customers, raw materials, skilled management and labor resources. We may face challenges in: (1) maintaining, developing or expanding our customer relationships; (2) sourcing raw materials on a timely basis or for a cost-effective price due to ongoing global supply chain issues, tariffs and elevated inflation; and (3) attracting and retaining qualified personnel at all levels, including our senior management team and other key associates.

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
Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. We may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products or processes more rapidly or effectively, which could adversely affect our sales. If the products we introduce do not gain widespread acceptance or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could adversely impact our financial performance.

Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories.

Our businesses rely on the performance of dealers, retailers and other marketing arrangements and could be adversely affected by poor performance or other disruptions impacting our distribution channels and customers.
We rely on a distribution network comprised of consolidating customers. Any disruption to the existing distribution channels could adversely affect our financial performance. The consolidation of dealers or retailers or the financial instability or default of a dealer or one of its major customers could potentially cause such a disruption. In addition to our own sales force, we offer our products through a variety of third-party dealers and retailers. Many of our customers may also market other products that compete with our products. In addition, one or more retailers may stop carrying certain of our products, reduce the volume of purchases of our products and/or replace certain of our products with the products of our competitors. The loss or termination of, or significant reduction in sales to, one or more of our major dealers or retailers, the failure of one or more of our dealers or retailers to effectively promote our products, or changes in the financial or business condition of these dealers or retailers could adversely affect our ability to bring products to market.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.
Our ten largest customers generated approximately 50 percent, 55 percent and 55 percent of our net sales for our 2025, 2024 and 2023 fiscal years, respectively. Lowe’s and Home Depot comprised approximately 33 percent, 37 percent and 37 percent of our net sales for our 2025, 2024 and 2023 fiscal years. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any economic downturn, some of our customers may exit or severely curtail activity in certain of our markets.

The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial performance. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our customers typically provide that we supply particular products for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could adversely impact our financial performance.

Certain of our customers may expand through consolidation and internal growth, which may increase their buying power. The increased size of our customers could have an adverse effect on our financial performance.
Certain of our significant customers are large companies with strong buying power, and our customers have expanded and may continue to expand through consolidation or internal growth. Consolidation could decrease the number of potential significant customers for our products and increase our reliance on key customers. Further, the increased size of our customers could result in our customers seeking more favorable terms, including pricing, for the products that they purchase from us. Accordingly, the increased size of our customers may further limit our ability to maintain or raise prices in the future.

Failure to maintain the performance, reliability and quality of our products, or to timely deliver our products, could have an adverse effect on our financial performance.
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

Risks Related to Our Operations

Risks associated with our ability to improve organizational productivity and global supply chain efficiency and flexibility could adversely affect our financial performance.
If we are unable to obtain sufficient components or raw materials on a timely basis or for a cost-effective price or if we experience other manufacturing, supply or distribution difficulties, including the impact of tariffs, our business and financial performance may be adversely affected. We acquire our components and raw materials from many suppliers and vendors across the globe. We endeavor to ensure the continuity of our components and materials and make efforts to diversify certain of our sources of components and materials, but we cannot guarantee these efforts will be successful. A reduction or interruption in supply or an issue in the supply chain, including due to any potential cybersecurity attacks on our sourcing vendors as well as a result of our inability to quickly develop acceptable alternative sources for such supply, could adversely affect our ability to manufacture, distribute and sell our products in a timely or cost-effective manner.

We regularly evaluate our organizational productivity and global supply chains and assess opportunities to increase capacity, reduce costs and enhance quality. We may be unable to enhance quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage continued cost inflation, including wages and medical costs. Our success depends in part on refining our cost structure and supply chains to promote consistently flexible and low-cost supply chains that can respond to market changes to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Global supply chain disruptions, including as a result of the changing political landscape, could impact our ability to timely source necessary components and inputs. Import tariffs or other adverse trade actions have led to increases in prices of raw materials, components and finished goods which are critical to our business, and additional tariffs or other adverse trade actions could result in further price increases. The ultimate impact of such adverse trade actions remains uncertain as it is subject to a number of factors including the effective date and duration of tariffs, changes in amount, scope and nature of tariffs in the future, any countermeasures that countries subject to the tariffs may take and our ability to mitigate the impact of tariffs. Failure to achieve the desired level of quality, capacity or cost reductions could impair our financial performance.

Risks associated with global commodity and energy availability and price volatility, as well as the possibility of sustained inflation, could adversely affect our financial performance.
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

We buy raw materials that contain commodities such as hardwoods (maple, birch and oak), plywood and particleboard. In addition, our distribution costs are significantly impacted by the price of oil and diesel fuel. Decreased availability and increased or volatile prices for these commodities, as well as energy used in making, distributing and transporting our products, could increase the costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and passing on increasing costs to our customers over time, there is no assurance that we will be able to offset such cost increases in the future, and the risk of potentially sustained high levels of inflation could adversely impact our financial performance.

Failure to attract and retain qualified personnel and other labor constraints, including increases in labor costs, potential labor disputes and work stoppages, could adversely affect our financial performance.
Our success depends in part on the efforts and abilities of qualified personnel at all levels, including our senior management team and other key associates. Their motivation, skills, experience, contacts and industry knowledge significantly benefit our operations and administration.

Low unemployment rates in the U.S., rising wages, competition for qualified talent and challenges associated with attracting and retaining personnel in remote locations could adversely impact our ability to attract, motivate and retain personnel. These factors may result in higher labor costs, elevated attrition rates and shifts in labor market dynamic and associate expectations. We may face challenges in finding and retaining qualified personnel, particularly at the production level, which could have an adverse effect on our financial performance.

As of December 28, 2025, approximately 32 percent of our associates worked under collective bargaining agreements. These collective bargaining agreements are subject to periodic negotiation and renewal. If we are unable to enter into new, satisfactory labor agreements with our unionized associates upon expiration of their agreements, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to customers on a timely basis. Such disruptions could result in a loss of business and an increase in our operating expenses, which could reduce our net sales and profit margins. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

Future global pandemics would likely cause disruptions to our business and financial performance.
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
We manufacture, source or sell our products in a number of locations throughout the world, predominantly in the U.S., Mexico, Canada and Southeast Asia. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, economic and social environments, including civil and political unrest, illnesses declared as a public health emergency (including global pandemics), terrorism, expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the U.S., and U.S. laws affecting activities of U.S. companies abroad. We have been and could be further adversely affected by international trade regulations and administrative proceedings, including the imposition of sanctions and new or increased tariffs and duties, including anti-dumping and countervailing duties (“AD/CVD”). For instance, the United States imposed 25 percent tariffs under Section 232 of the Trade Expansion Act of 1962 on kitchen cabinets and vanities, effective October 14, 2025. In addition, the U.S. Department of Commerce and U.S. International Trade Commission are conducting an AD/CVD investigation into imports of hardwood and decorative plywood products under Vietnam, Indonesia, and China, although a final determination is still pending. Risks inherent to international operations include: potentially adverse tax laws, unfavorable changes or uncertainty relating to trade agreements or import duties, uncertainty regarding clearance and enforcement of intellectual property rights, risks associated with the Foreign Corrupt Practices Act and other anti-bribery laws, mandatory or voluntary shutdowns of our facilities or our suppliers due to changes in political dynamics, economic policies or health emergencies and difficulty enforcing contracts. While we hedge certain foreign currency transactions, a change in the value of the currencies will impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position of our products in local currency, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our businesses through the impact of these potential changes. In addition, we source certain raw materials, components and finished goods from Southeast Asia where we have experienced higher manufacturing costs and longer lead times due to higher tariffs, currency fluctuations, higher wage rates, labor shortages and higher raw material costs. There is currently uncertainty about the future relationship between the U.S. and various other countries with respect to trade practices. The U.S. government has imposed significant tariffs or other restrictions on certain foreign imports and has raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other countries and types of foreign imports, which have increased and could further increase the cost of certain raw materials and components imported into the U.S. There can be no assurance that we will not experience a disruption in our business or harm to our financial condition related to changes in trade practices, and any changes to our operations or our sourcing strategy in order to mitigate any such tariff costs could be complicated, time-consuming and costly.

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

Use of artificial intelligence in our operations could result in reputational or competitive harm, legal or regulatory liability and adverse impacts on our financial performance.
We have incorporated, and expect to continue to incorporate in the future, artificial intelligence (“AI”) solutions into our operations, and the use of AI involves various risks and challenges that could adversely affect our business or financial performance. The use, development and deployment of AI systems or the AI systems of third-party AI vendors involve inherent technical complexities and uncertainties, and these AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms, which could compromise the reliability and effectiveness of our products and services based on AI. In addition, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

The use of AI applications, including large language models, has resulted in, and may in the future result in, cybersecurity vulnerabilities or incidents that implicate the personal information, intellectual property, proprietary data or other sensitive information of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and financial performance. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability.

The increased adoption of AI technologies in our products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business, reputation or financial performance. The regulatory landscape governing AI technologies is evolving rapidly, and various jurisdictions, including Europe and certain U.S. states, have proposed or already adopted laws governing the use, development and deployment of AI technologies. Changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business and financial performance.

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
We are dependent on third parties for many of our products and components and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depends on our ability to obtain an adequate and timely supply of products and components. Failure of our suppliers to timely provide us quality products or services on commercially reasonable terms or to comply with applicable legal and regulatory requirements, could have an adverse effect on our financial performance or could damage our reputation. The operations of the third parties we depend on could be impacted by changing laws, regulations and policies, including those related to climate, labor availability, cybersecurity attacks and by adverse weather conditions, pandemics and other force majeure events, any of which could result in disruptions to their operations and result in shortages of supply, assertion of force majeure contract provisions and increases in the prices they charge for the raw materials, components and products they produce. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and may adversely affect our financial performance. Many of the suppliers we rely upon are located in foreign countries. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. We may experience constraints on and disruptions to transporting our raw materials, components and finished goods from our international suppliers and may have to pay higher transportation costs. If we are unable to effectively manage our supply chain or if we experience transportation constraints, disruptions and higher costs for timely delivery of our products or components, our financial performance could be adversely affected.

We may not be successful in identifying and executing potential business development transactions, such as our acquisition of Supreme or pending Merger with American Woodmark, or realizing the financial and strategic goals that were contemplated at the time of any historical or potential business development transaction, which could have an adverse impact on our ability to meet our growth objectives.

We may seek to accelerate our growth by not only advancing our own product pipelines and maximizing the value of our existing products, but also through various forms of business development activities, which include our acquisition of Supreme, pending Merger with American Woodmark and any alliances, licenses, joint ventures, collaborations, equity- or debt-based investments, dispositions, divestments, mergers and acquisitions. The success of our business development activities is dependent on the availability and accurate evaluation of appropriate opportunities, competition from others that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions, including the ability to satisfy or waive closing conditions in the anticipated timeframes, or at all, and our ability to successfully integrate acquired businesses and develop and commercialize acquired products. Pursuing, executing and consummating these transactions may require substantial investment, which may require us to obtain additional equity or debt financing, which could result in increased leverage and/or a downgrade of our credit ratings or limit our operating or financial flexibility relative to our current position. The success of our business development transactions depends on our ability to realize the anticipated benefits of these transactions and is subject to numerous risks and uncertainties, many of which are outside of our control, including the possibility that the anticipated benefits from such transactions, including synergies and cost savings, will not be realized or will not be realized within the anticipated time period.

With respect to the Supreme acquisition and the pending Merger with American Woodmark, the assumptions and estimates underlying the estimated synergies are inherently uncertain and, although considered reasonable by the Company’s management as of the dates of the acquisitions, are subject to significant business, economic and competitive risks and uncertainties that could cause actual results to differ materially from expectations. The anticipated synergies are based upon assumptions about our ability to implement integration measures in a timely fashion and within certain cost parameters. Our ability to achieve the planned cost synergies is dependent upon a significant number of factors, many of which are beyond our control. No assurances can be made that the costs of achieving the synergies will not rise materially, or that such synergies will be realized in the amounts expected, in the timeframes we currently anticipate, or at all.

In addition, regulatory hurdles and commercialization challenges may adversely impact revenue and income contribution from acquired products and businesses. We may fail to generate anticipated revenue growth for our existing products, product pipeline and acquired products or businesses or we may fail to achieve anticipated cost savings, such as those anticipated with respect to Supreme and the pending Merger with American Woodmark, within anticipated time frames or at all, which may impact our ability to meet our growth objectives. Our business development activities may divert our focus and resources that would otherwise be invested into maintaining or growing our business. Similarly, the accretive impact anticipated from transactions may not be realized or may be delayed. Integration of these products or businesses may result in the loss of key employees, the disruption of ongoing business, including third-party relationships, or inconsistencies in standards, controls, procedures and policies. Further, while we seek to mitigate risks and liabilities through, among other things, due diligence, we may be exposed to risks and liabilities as a result of business development transactions. There is no assurance that we will be able to acquire attractive businesses or enter into strategic business relationships on favorable terms ahead of our competitors, or that such acquisitions or strategic business development relationships will be accretive to earnings or improve our competitive position.

Risks associated with strategic acquisitions and joint ventures could adversely affect our financial performance.
In addition to the acquisition of Supreme and the pending Merger with American Woodmark, we will continue to consider acquisitions and joint ventures as a means of enhancing shareholder value. Acquisitions and joint ventures involve risks and uncertainties, including: difficulties integrating acquired companies and operating joint ventures; difficulties retaining the acquired businesses’ customers; the inability to achieve the expected financial results and benefits of transactions; the loss of key associates from acquired companies; implementing and maintaining consistent standards, controls, policies and information systems; incurrence of acquisition and integration costs and diversion of management’s attention from other business and strategic matters. Future acquisitions could cause us to incur additional debt or issue additional shares, resulting in increased financial leverage, increased borrowing costs, dilution in earnings per share or decreased return on capital.

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
We utilize various forms of debt, including Senior Notes and a revolving credit facility, as well as a pending Term Loan A, dependent on the closing of the Merger with American Woodmark. This debt could potentially have important consequences to us and our debt and equity investors, including:

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

The pending Merger with American Woodmark may be delayed or not occur at all for a variety of reasons, including that the Merger is subject to various closing conditions, including governmental and regulatory approvals, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to consummate the Merger could adversely affect our business, financial performance, and the market price of our shares.

On August 5, 2025, the Company and Merger Sub entered into an Agreement and Plan of Merger with American Woodmark, providing for Merger Sub, at closing, to merge with and into American Woodmark with American Woodmark surviving as a wholly owned subsidiary of the Company.

The completion of the Merger is subject to a number of risks and uncertainties that could adversely affect our business, financial performance, and the market price of our common stock. The Merger is subject to various closing conditions, including the receipt of required regulatory approvals, as well as other uncertainties. There can be no assurance that these conditions will be satisfied in a timely manner or at all, and, as a result, the Merger may be delayed, may involve the imposition of burdensome conditions, or may not be completed. Failure to consummate the Merger could result in significant costs to the Company, including the payment of transaction-related expenses without realizing any of the anticipated benefits, potential termination fees, and the diversion of management attention from ongoing business operations. In addition, the announcement and pendency of the Merger may cause disruption to our business, including potential adverse effects on relationships with customers, suppliers, business partners, and employees, and may result in the loss of key personnel. The market price of our common stock may also decline to the extent that the current market price reflects an assumption that the Merger will be completed. Furthermore, the Company has been and may continue to be subject to litigation related to the Merger, which could result in significant costs, delays, or otherwise negatively impact our business and operations. Even if the Merger is completed, we may not realize the anticipated benefits and synergies within the expected timeframe, or at all, and the integration of the acquired business may be more difficult, costly, or time-consuming than expected.

Risks Related to Litigation and Regulations

Changes in government and industry regulatory standards could adversely affect our financial performance.
Government regulations and policies pertaining to trade agreements, health and safety (including protection of associates as well as consumers), taxes and environment (including those specific to the climate and the reduction of air and energy emissions) may continue to emerge in the U.S., as well as internationally. There are many government and industry regulatory standards focused on wood, including the Toxic Substances Control Act and the Lacey Act. In particular, there have been additional tariffs or taxes related to our imported raw materials, components and finished goods. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes in the future. Compliance with changes in taxes, tariffs and other regulations may require us to further alter our manufacturing and installation processes and our sourcing. Such actions may result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price) and could increase our capital expenditures and adversely impact our financial performance.

Potential liabilities and costs from claims and litigation could adversely affect our financial performance.
We are, from time to time, involved in various claims, litigation matters, audits and regulatory proceedings that arise in the ordinary course of our business and that could have an adverse effect on us. These matters may include contract disputes, intellectual property disputes, product recalls, personal injury claims, construction defects and home warranty claims, warranty disputes, environmental claims or proceedings, other tort claims, employment, trade and tax matters and other proceedings and litigation, including class actions. It is not possible to predict the outcome of pending or future claims, litigation, audits and regulatory proceedings and, as with any litigation, it is possible that some of the actions could be decided unfavorably and could have an adverse effect on our financial performance.

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

Failure to comply with laws, government regulations and other requirements could adversely affect our financial performance.
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

As we sell new types of products or existing products in new geographic areas or channels, we are subject to the requirements applicable to those sales. Compliance with new or changed laws, regulations and other requirements, including as a part of government or industry response to environmental impacts, may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. Existing and new compliance activities are or may be costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and other requirements, our financial performance could be adversely affected.

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

Climate change and related legislative and regulatory initiatives could adversely affect our business and financial performance.
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

Corporate Sustainability and Responsibility (“CSR”) matters may adversely impact our business and reputation and we may be required to make material expenditures to respond to customer needs and investor expectations regarding CSR matters.
In addition to the importance of their financial performance, companies are increasingly being judged by their performance on a variety of CSR matters. In light of the increased focus on CSR matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations. Any failure or perceived failure by us in this regard could adversely impact our business and reputation, including reducing our profitability and stock price. Government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations with respect to CSR matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. In addition, customers have, and are likely to continue to, require us and our products to comply with their internal CSR-related standards, such as wood-sourcing policies. Complying with such standards may impose significant additional costs on us, and we may no longer be able to do business with customers with whose standards we are unable to comply with.

Changes in tax laws or regulations may have a negative impact on our financial performance.
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

In 2024, certain jurisdictions in which we operate enacted, or announced their intention to enact, legislation consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two). The model rules include minimum domestic top up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate, with some rules effective in 2024 and 2025, or others becoming effective in 2026. The Pillar Two legislation, as enacted in certain jurisdictions in which we operate, does not materially impact our 2025 annual effective tax rate, but it is expected to unfavorably impact our annual effective rate in 2026. Further changes to our entity structure, enacted local legislation, or changes in jurisdictions in which we operate could also impact our financial performance.

Tax audits may result in findings that have a negative impact on our financial performance.
We regularly undergo tax audits in various jurisdictions in which our products are sold or manufactured, including audits of indirect taxes, value-added tax, import and export related taxes, customs and customs duties in certain jurisdictions. There can be no assurance that tax authorities agree with our determinations on tax positions, and tax authorities have disagreed and may disagree with certain tax positions we have taken or may challenge our compliance with related rules and regulations. We may decide to challenge any assessments, if made, and may exercise our right to appeal, which could result in expensive and time-consuming litigation that may ultimately be unsuccessful. Any final determination by tax authorities, including related litigation, penalties and interest, with respect to any tax, import and export tax, customs and customs duty audits, could be materially different from our estimates or from our historical results in the periods for which that determination is made. Such determinations and additional costs relating to reviews of our practices as a result of such audits may adversely impact future period financial performance.

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

In connection with the Separation, each of Fortune Brands and MasterBrand are indemnifying each other for certain liabilities. If we are required to pay under these indemnities to Fortune Brands, our financial performance could be negatively impacted. The Fortune Brands indemnities may not be sufficient to hold MasterBrand harmless from the full amount of liabilities for which Fortune Brands will be allocated responsibility, and Fortune Brands may not be able to satisfy its indemnification obligations in the future.
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

Moreover, even if we ultimately succeed in recovering from Fortune Brands any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our financial performance.

If the Distribution, together with certain related transactions, were to fail to qualify as tax-free for U.S. federal income tax purposes, then we, Fortune Brands and our shareholders could be subject to significant tax liability or tax indemnity obligations.
Prior to the Separation, Fortune Brands received a private letter ruling from the Internal Revenue Service (“IRS”) together with a written opinion of counsel to the effect that, among other things, the Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under the Internal Revenue Code of 1986 (the “Code”).

The opinion of counsel does not address any U.S. state or local or foreign tax consequences of the Separation. The opinion of counsel and the private letter ruling rely on certain facts, assumptions, representations and undertakings from Fortune Brands and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, Fortune Brands and its shareholders may not be able to rely on the private letter ruling or the opinion of counsel and could be subject to significant tax liabilities. The opinion of counsel is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the private letter ruling or opinion of counsel, the IRS could determine on audit that the Distribution or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of Fortune Brands or us after the Distribution.

If the Distribution were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, each shareholder that is subject to U.S. federal income tax who received our common stock in the Distribution would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in: (1) a taxable dividend to such shareholder to the extent of such shareholder’s pro rata share of Fortune Brand’s current or accumulated earnings and profits; (2) a reduction in such shareholder’s basis (but not below zero) in Fortune Brand common stock to the extent the amount received exceeds the shareholder’s share of Fortune Brand’s earnings and profits; and (3) taxable gain from the exchange of Fortune Brand common stock to the extent the amount received exceeded the sum of such shareholder’s share of Fortune Brand’s earnings and profits and such shareholder’s basis in its Fortune Brand common stock.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and provisions of Delaware law may prevent or delay an acquisition of us, even if that change may be considered beneficial by some of our shareholders.
The existence of some provisions of our amended and restated certificate of incorporation (“our charter”), our amended and restated bylaws (“our bylaws”) and Delaware law may discourage a future takeover attempt not approved by our Board of Directors but which our shareholders may deem to be in their best interests or in which shareholders may receive a substantial premium for their shares over then current market prices. These provisions include but are not limited to: a classified board of directors with three-year staggered terms (however, beginning with our 2030 annual meeting, all directors will be elected annually); the right of our Board of Directors to issue preferred stock without shareholder approval; no shareholder ability to fill director vacancies; elimination of the rights of our shareholders to act by written consent and call special shareholder meetings; until our Board of Directors is no longer classified, prohibiting shareholders from removing directors other than “for cause”; and rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for shares of our common stock.

These provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in our best interests or the best interests of our shareholders.

Our charter contains an exclusive forum provision that may discourage lawsuits against us and our directors and officers.
Our charter provides that unless we consent in writing to the selection of an alternative forum, the state courts within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (1) any state derivative action or proceeding brought or purporting to be brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director or officer of ours to us or our shareholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our charter or our bylaws, (4) any action asserting a claim relating to or involving us governed by the internal affairs doctrine or (5) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our charter further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty of liability created by the Exchange Act or the rules and regulations thereunder, and as a result, the exclusive forum provision does not apply to actions arising under the Exchange Act or the rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision described above. Our shareholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder.

This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our financial performance.

We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term shareholder value, and stock repurchases could increase the volatility of our stock price and could diminish our cash reserves.
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

Item 2.    Properties
Our corporate headquarters is located at 3300 Enterprise Parkway, Suite 300, Beachwood, Ohio, 44122. Prior to February 2024, our principal executive office was located at One MasterBrand Cabinets Drive, Jasper, Indiana, 47546. While our corporate headquarters is in Beachwood, Ohio, our operations headquarters remains in Jasper, Indiana.

As of December 28, 2025, we principally operated 47 manufacturing facilities, distribution centers and warehouses throughout North America.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $52.7 million USD as of December 28, 2025) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of December 28, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 17, "Contingencies and Accrued Losses," of our audited consolidated financial statements within this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

Holders
On February 11, 2026, there were 7,094 record holders of our common stock, par value $0.01 per share. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers or other financial institutions.

Shareholder Return Comparison
We include in our Annual Report on Form 10-K a line graph presentation comparing the relative performance of our stock compared with the S&P SmallCap 600 Index and the S&P 600 Building Products Industry Index from the date we became publicly traded, December 15, 2022, through December 28, 2025. We have selected the S&P SmallCap 600 Index and the S&P 600 Building Products Industry Index for comparison due to the similarities of the companies in those indexes with respect to our market capitalization and line of business, respectively.

The following chart assumes a hypothetical $100 investment on December 15, 2022 and shows the cumulative value at the end of each succeeding year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.    [Reserved]

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
•Results of Operations: Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. This section provides an analysis of our results of operations for the 52-week period that ended on December 28, 2025 as compared to the 52-week period that ended on December 29, 2024. Unless the context otherwise requires, references to years and quarters contained in this Annual Report on Form 10-K pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Annual Report on Form 10-K to: (1) “2025,” “fiscal 2025” or our “2025 fiscal year” refers to our 2025 fiscal year that is a 52-week period that ended on December 28, 2025; (2)“2024,” “fiscal 2024” or our “2024 fiscal year” refers to our 2024 fiscal year that was a 52-week period that ended on December 29, 2024; and (3) “2023,” “fiscal 2023” or our “2023 fiscal year” refers to our 2023 fiscal year that was a 53-week period that ended on December 31, 2023.
•Liquidity and Capital Resources: This section provides a discussion of our financial condition and an analysis of our cash flows for our 2025 fiscal year as compared to our 2024 fiscal year. This section also provides a discussion of our contractual obligations, other purchase commitments and customer credit risk that existed at December 28, 2025 and December 29, 2024, as well as a discussion of our ability to fund our future commitments and ongoing operating activities through internal and external sources of capital.
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

On December 14, 2022, our former parent company, Fortune Brands, completed a tax free spin-off transaction to separate its Cabinets segment into a standalone publicly-traded company. The Separation was completed through a series of transactions ending with a pro rata distribution of all of the shares of MasterBrand, Inc. common stock owned by Fortune Brands to Fortune Brands shareholders, after which we became an independent, publicly-traded company. Separating the former Cabinets segment of Fortune Brands into a standalone publicly-traded company significantly enhanced the long-term growth and return prospects of our Company and offers substantially greater long-term value to shareholders, customers and associates.

On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, parent company of Supreme, a cabinetry company, from GHK Capital Partners LP. Supreme was a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility.

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

In February 2026, we announced plans to implement $30 million dollars of planned cost reductions. The cost reductions, which will primarily be in selling, general and administrative expenses, will begin in the first quarter of 2026, with full realization expected by the end of fiscal 2026.

Recent Developments

Tariffs
The Company continues to actively monitor recent trade policy and tariff announcements, including the recently announced Section 232 tariffs on timber, lumber, and derivative wood products (including kitchen cabinets, vanities and related wood products), effective October 14, 2025. As a result of the Section 232 proceedings, a 10 percent tariff applies to softwood lumber and timber imports, and a 25 percent tariff applies to kitchen cabinets and vanities, although the tariff on cabinets and vanities may increase after January 1, 2027. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, have resulted in and could further result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions and adjust our mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure as trade policy evolves. The uncertain and evolving market dynamics and global trade environment could have a material adverse effect on the Company’s business, financial condition, and results of operations.

OBBBA
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures, changes to business interest expense limitations and bonus depreciation. The OBBBA legislation does not materially impact our 2025 annual effective tax rate, but reduced 2025 cash taxes.

Pillar Two
In 2024, certain jurisdictions in which we operate enacted, or announced their intention to enact, legislation consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”). The model rules include qualified domestic minimum top-up taxes, income inclusion rules, and undertaxed profit rules all aimed to ensure that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate, with some rules effective in 2024, 2025 and 2026. The Pillar Two legislation, as enacted in certain jurisdictions in which we operate, does not materially impact our 2025 annual effective tax rate but is expected to unfavorably impact our annual effective tax rate in 2026.

Additionally, material changes to our separate legal entity pre-tax book income and structure, the valuation allowance, nondeductible acquisition-related transaction costs related to the American Woodmark transaction, enacted local legislation, or changes in jurisdictions in which we operate could also impact our effective tax rate in fiscal 2026.

Results of Operations
The following discussion includes a comparison of results of operations for the fifty-two weeks ended December 28, 2025 compared to the fifty-two weeks ended December 29, 2024. For comparisons of our 2024 fiscal year compared to our 2023 fiscal year, please refer to the heading “Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, as filed with the SEC.
Fiscal 2025 compared to Fiscal 2024

(U.S. Dollars presented in millions)	December 28, 2025	$ change	% change	December 29, 2024
NET SALES	$2,734.7	$34.3	1.3%	$2,700.4
Cost of products sold	1,907.1	83.7	4.6%	1,823.4
GROSS PROFIT	827.6	(49.4)	(5.6%)	877.0
Selling, general and administrative expenses	667.8	64.7	10.7%	603.1
Amortization of intangible assets	25.6	5.4	26.7%	20.2
Restructuring charges	15.2	(2.8)	(15.6%)	18.0
OPERATING INCOME	119.0	(116.7)	(49.5)%	235.7
Interest expense	74.1	0.1	0.1%	74.0
Gain on sale of asset	—	4.3	n/m(1)	(4.3)
Other income, net	(1.4)	0.9	(39.1%)	(2.3)
INCOME BEFORE TAXES	46.3	(122.0)	(72.5%)	168.3
Income tax expense	19.6	(22.8)	(53.8%)	42.4
NET INCOME	$26.7	$(99.2)	(78.8)%	$125.9
__________
(1)Not meaningful.

Net sales
Net sales were $2,734.7 million for 2025 compared to $2,700.4 million for 2024, an increase of $34.3 million, or 1.3 percent. The higher net sales from 2024 was driven primarily by the acquisition of Supreme in July of 2024, which contributed $131.5 million of incremental sales in the first half of 2025. Excluding the impact of Supreme, the $97.2 million decrease in net sales from 2024 was driven primarily by lower sales unit volume of $156.5 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $60.7 million. Overall end market demand was weaker in 2025 compared to 2024 in the repair and remodel and single-family new construction markets. Foreign currency impact was unfavorable by $1.4 million during 2025 as compared to 2024.

Compared to 2024, net sales to dealers, whose end customers include builders, professional trades and home remodelers, increased $79.1 million, or 5.6 percent, driven by the incremental sales from a full year of Supreme. Net sales to retailers, including through their respective retail internet website portals, declined $49.2 million, or 5.3 percent, and net sales directly to builders increased $4.4 million, or 1.3 percent.

Cost of products sold
Cost of products sold increased by $83.7 million, or 4.6 percent, to $1,907.1 million (69.7 percent of net sales) in 2025 as compared to $1,823.4 million (67.5 percent of net sales) in 2024. The inclusion of Supreme during the first half of 2025 resulted in an incremental $86.4 million of cost of products sold. Excluding the impact of Supreme, the $2.7 million decrease in cost of products sold was driven primarily by lower sales unit volume of $105.6 million, partially offset by the combined net impact of costs and mix of $102.9 million. In 2025, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage and gross tariffs.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $64.7 million, or 10.7 percent, to $667.8 million (24.4 percent of net sales) in 2025 compared to $603.1 million (22.3 percent of net sales) in the prior year. The increase in 2025 is primarily due to the inclusion of Supreme during the first half of 2025 ($26.1 million), increased associate-related costs, net of lower variable compensation ($10.2 million), continued investments in our strategic initiatives ($7.9 million), specifically digital and technology investments and marketing, and increased professional support fees ($1.9 million). 2025 also includes increased bad debt expense of $17.4 million, primarily due to a charge in the fourth quarter resulting from the Company’s assessment of the collectability of a specific customer’s receivable balance of $17.1 million. These increases were partially offset by lower distribution and commission costs ($3.3 million), as a result of the decrease in sales unit volume.

Restructuring charges
Restructuring charges were $15.2 million in 2025 as compared to $18.0 million in 2024. Charges in both periods are largely related to severance costs and other employee-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $74.1 million in 2025, which was comparable to $74.0 million in 2024. Our 2025 interest expense reflects a higher outstanding debt balance throughout 2025 as a result of the second quarter 2024 debt refinancing transaction. Interest expense in 2024 also includes $6.5 million of nonrecurring interest expense incurred in connection with the debt refinancing transaction, including the write-off of deferred financing fees.

Gain on sale of asset
The gain on sale of asset resulted from the sale of a warehouse and land in the fourth quarter of 2024. The location was previously closed in conjunction with the consolidation of our warehouse facilities to enable efficiencies and increase annual savings. The facility sold for a purchase price of $6.6 million, resulting in a $4.3 million gain.

Other income, net
Other income, net was $1.4 million in 2025, a decline of $0.9 million as compared to other income, net of $2.3 million in 2024. This decrease was due primarily to lower transactional foreign currency gains in 2025, as compared to 2024, due to fluctuations in exchange rates.

Income taxes
Our consolidated income tax expense, income before taxes, and effective tax rate for the fiscal years ended December 28, 2025 and December 29, 2024 were as follows:

(U.S. Dollars presented in millions)	December 28, 2025	December 29, 2024
Income before taxes	$46.3	$168.3
Income tax expense	19.6	42.4
Effective tax rate	42.3%	25.2%

In 2025, the Company recorded a valuation allowance charge of $4.4 million primarily based on an inability to demonstrate that sufficient future foreign-source taxable income in the general basket category will be available to absorb foreign tax credit carryovers within the ten-year carryforward period. The Company also had nondeductible acquisition-related transaction costs incurred as a result of the pending merger with American Woodmark, which resulted in additional income tax expense of $4.3 million in 2025.

For 2025, the Company’s effective tax rate was 42.3 percent, compared to an effective tax rate of 25.2 percent for 2024. The increase in the effective tax rate between the periods was primarily due to the increase in the valuation allowance and nondeductible acquisition-related transaction costs, as well as changes in foreign income inclusions and changes in book income, partially offset by lower state and local income taxes and the mix of earnings in jurisdictions with differing tax rates.

The 2025 effective income tax rate of 42.3 percent compared to the U.S. federal statutory rate of 21.0 percent was primarily the result of the increase in the valuation allowance and nondeductible acquisition-related transaction costs, as well as changes in foreign income inclusions, nondeductible compensation and net changes in state and local income taxes, partially offset by tax credits and the mix of earnings in jurisdictions with differing tax rates. The 25.2 percent effective income tax rate for 2024 was unfavorably impacted by net changes in state and local income taxes and foreign income taxed at higher rates.
Liquidity and Capital Resources
Our primary liquidity needs have historically been to support working capital requirements and fund capital expenditures. We may have liquidity needs to finance acquisitions and return cash to shareholders, such as the 2024 acquisition of Supreme and the pending American Woodmark transaction. We have a centralized approach to treasury, including cash management performed through cash pooling arrangements. Certain of our entities have standalone cash accounts that are not included in the centralized cash pooling arrangements. All cash balances specifically identifiable to us are included in our consolidated balance sheets and statement of cash flows.
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility (the “2022 Credit Agreement”). The 2022 Credit Agreement was secured by certain assets as well as the guarantee of certain of our subsidiaries.

On June 27, 2024, the Company refinanced this debt by completing a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”). The Company used the funds from the refinancing transaction, and cash on-hand, to: 1) refinance the 2022 Credit Agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), 2) fund the acquisition of Supreme on July 10, 2024, and 3) to pay all fees and expenses related to the foregoing transactions. In July 2024, upon closing, we funded the Supreme acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement (see Note 12, "Debt," for further details).

The Senior Notes were issued under the Indenture dated as of June 27, 2024 (the “Indenture”) and will mature on July 15, 2032. Interest on the Senior Notes accrues at a rate of 7.00 percent per annum and is payable semi-annually in arrears on January 15 and July 15.

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances, or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of December 28, 2025.

The revolving credit facility under the 2024 Credit Agreement is not subject to amortization and will mature in June 2029. The 2024 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries.

Interest rates on the revolving credit facility are variable based on the Secured Overnight Financing Rate (“SOFR”), or, at the Company’s option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) the rate of interest last quoted by the Administrative Agent (as defined in the 2024 Credit Agreement) as its “prime rate” and (iii) the one-month SOFR rate plus 1.00 percent (the “Base Rate”), plus, as applicable, a margin ranging from 1.625 percent to 2.25 percent per annum for SOFR-based loans and ranging from 0.625 percent to 1.25 percent per annum for Base Rate-based loans, in each case, depending on the Company’s net leverage ratio. The Company also pays customary agency fees and a commitment fee based on the daily unused portion of the revolving credit facility ranging from 0.20 percent to 0.30 percent per annum, depending on its net leverage ratio.

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

The 2024 Credit Agreement also contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed (i) in the case of any fiscal quarter ending on or prior to December 31, 2024, 3.50 to 1:00 and (ii) in the case of any fiscal quarter ending on or following March 31, 2025, 3.25 to 1:00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of December 28, 2025.

The Company amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw term loan commitments that will be used to repay and terminate American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. The interest rate of the delayed draw term loans is a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus, a margin depending on the Company’s net leverage ratio. The delayed draw term loans will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and the amendment did not result in any material changes to the covenants in place under the 2024 Credit Agreement.

As of December 28, 2025, we had $974.5 million outstanding in third-party borrowings, net of deferred financing fees. We may also incur additional indebtedness in the future.
Cash Flows
Below is a summary of cash flows for the fiscal years ended December 28, 2025 and December 29, 2024.

	For years ended
(U.S. Dollars presented in millions)	2025	2024
Net cash provided by operating activities	$195.7	$292.0
Net cash used in investing activities	(74.4)	(580.8)
Net cash (used in) provided by financing activities	(65.7)	269.6
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6.7	(7.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$62.3	$(27.1)

Fiscal 2025 as compared to Fiscal 2024
Net cash provided by operating activities decreased to $195.7 million in 2025 as compared to $292.0 million in 2024. Net income contributed $26.7 million to operating cash flow in 2025, down from $125.9 million in 2024. In 2025, accounts receivable decreased $24.0 million as a result of lower net sales and improved timing of cash collections in the fourth quarter of 2025, compared to a decrease of $21.3 million in 2024. In 2025, inventory declined $8.0 million as a result of inventory management efforts, as compared to an increase in inventory of $10.7 million in 2024. In 2025, accounts payable increased $15.7 million compared to an increase of $23.8 million in 2024. The reduced favorability in accounts payable in 2025 was a result of inventory management efforts. Depreciation in 2025 was $67.9 million as compared to $57.1 million in 2024. The increase is due to the inclusion of Supreme for the full year in 2025.

Net cash used in investing activities was $74.4 million in 2025, compared to net cash used in investing activities of $580.8 million in 2024. Capital expenditures were comparable in 2025 ($78.2 million) versus 2024 ($80.9 million). Fiscal 2024 included the acquisition of Supreme, net of cash acquired, of $514.5 million. Fiscal 2024 also included the proceeds from the sale of former manufacturing warehouse facility sites.

Net cash used in financing activities was $65.7 million in 2025 as compared to net cash provided of $269.6 million in 2024. In 2024, our $712.5 million term loan was repaid, and replaced with $700.0 million of Senior Notes as a result of the refinancing transaction completed in the second quarter of 2024. In 2024, we used $470.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement to fund the Supreme acquisition, and subsequently paid down $150.0 million, net on our revolving credit facility. Fiscal 2024 also included the payment of $17.8 million of financing fees associated with the refinancing transaction, as compared to $1.8 million in 2025. In 2025, we paid down $35.0 million, net, on our revolving credit facility. Fiscal 2025 includes $18.1 million of stock repurchases as compared to $6.5 million of stock repurchases in 2024.

We believe that our cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund our typical needs, including working capital requirements and projected capital expenditures. We also believe we have access to additional funds from capital markets to fund strategic initiatives.

Customer Credit Risk
We routinely grant unsecured credit to customers in the normal course of business. Accounts receivable, net, were $150.4 million and $191.0 million as of December 28, 2025 and December 29, 2024, respectively, and are recorded at their stated amount less allowances for discounts and credit losses. Allowances for credit losses include provisions for certain customers where a risk of default has been specifically identified, as well as provisions determined on a general formula basis when it is determined that the risk of some default is probable and estimable but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience, existing economic conditions and estimated future collection expectations. In accordance with our policy, our allowance for credit losses was $17.4 million and $3.0 million as of December 28, 2025 and December 29, 2024, respectively. The Company increased the allowance for doubtful accounts by $17.1 million as a result of the Company’s assessment of the collectability of a specific customer’s receivable balance as of December 28, 2025. The charge, which relates entirely to sales recognized in 2025, was based upon the Company’s assessment of the customer’s specific facts and circumstances, including its financial outlook and liquidity. Overall, the conditions in the global economy and ongoing market volatility may reduce our customers’ ability to access sufficient liquidity and capital to fund their operations and make our estimation of customer defaults inherently uncertain. While we believe current allowances for credit losses are adequate, it is possible that continued weak economic conditions may cause significantly higher levels of customer defaults and bad debt expense in future periods.

Contractual Obligations and Other Commercial Commitments
The following table summarizes our contractual obligations and commitments as of December 28, 2025:

	Payment Due by Period
(U.S. Dollars presented in millions)	Total	2026	2027	2028	2029	2030	Thereafter
Contractual Obligations
Purchase obligations (a)	$65.6	$39.3	$16.6	$7.1	$1.3	$1.3	$—
Non-cancellable operating leases	256.6	33.1	32.0	30.4	27.1	24.5	109.5
Non-cancellable financing leases	5.8	2.6	1.6	1.0	0.5	0.1	—

Other Corporate Commercial Commitments
Debt payments (b)	985.0	—	—	—	285.0	—	700.0
Interest payments	399.4	65.1	65.1	65.1	57.1	49.0	98.0
Total contractual cash obligations	$1,712.4	$140.1	$115.3	$103.6	$371.0	$74.9	$907.5

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
(b) Debt payments include our $700.0 million Senior Notes and $750.0 million revolving credit facility under the 2024 Credit Agreement.

In addition to the contractual obligations and commitments described above, we also had other corporate commercial commitments for which we are contingently liable as of December 28, 2025. Other corporate commercial commitments as of December 28, 2025 include standby letters of credit of $23.1 million and surety bonds outstanding of $13.1 million, of which $7.4 million are due in the next 12 months.

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

Deferred currency gains of $2.1 million were reclassified into earnings for the 2025 fiscal year. Deferred currency losses of $2.9 million were reclassified into earnings for the 2024 fiscal year. Deferred currency gains of $10.2 million were reclassified into earnings for the 2023 fiscal year. Based on foreign exchange rates as of December 28, 2025, we estimate that $4.9 million of net derivative gains included in accumulated other comprehensive income as of December 28, 2025, will be reclassified to earnings within the next twelve months.

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

Business Combinations
We allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the purchase price for an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The valuation of the acquired assets and liabilities will impact the determination of future operating results. We use a variety of information sources to determine the fair value of acquired assets and liabilities including: third-party appraisers for the values and lives of property, identifiable intangibles and inventories; and actuaries and other third-party specialists, for the values of workers' compensation and general and product liabilities, as necessary. Transaction costs related to the acquisition of a business are expensed as incurred.

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

Inventories
Inventory provisions are recorded to reduce inventory to the net realizable dollar value for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions, inventory levels and turns, product spoilage and specific identification of items, such as product discontinuance, engineering and material changes, or regulatory-related changes. In accordance with this policy, our inventory provision was $15.7 million and $17.0 million as of December 28, 2025 and December 29, 2024, respectively.
Goodwill and Indefinite-lived Intangible Assets
Goodwill
In accordance with ASC Topic 350, “Intangibles—Goodwill and Other”, goodwill is tested for impairment at least annually in the fourth quarter and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.
To evaluate the recoverability of goodwill, we perform a quantitative impairment test using a weighting of the income and market approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting unit to determine the reporting unit’s fair value. Our reporting unit is our operating segment. When the estimated fair value of the reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.

The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home R&R spending; management’s sales, operating income and cash flow forecasts; peer company earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples; the market-participant-based discount rate; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and R&R market of the U.S. home products markets, when combined with general economic data such as inflation and interest rates, drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future operating income and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management.
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

In performing our quantitative testing, we measure fair value of our indefinite-lived tradenames using the relief-from-royalty approach which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The determination of fair value using this technique requires the use of estimates and assumptions related to forecasted revenue growth rates, the assumed royalty rates and the market-participant discount rates.
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
The significant assumptions used to estimate the fair values of the tradenames tested quantitatively during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 were as follows:

	2025			2024			2023
Unobservable Input	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)
Discount rate	10.0%	10.0%	10.0%	12.0%	12.0%	12.0%	10.5%	11.0%	10.8%
Royalty rate(b)	3.0%	4.0%	2.5%	3.0%	4.0%	3.6%	3.0%	4.0%	3.6%

(a)Weighted by the relative fair value of the tradenames that were tested quantitatively.
(b)Represents estimated percentage of sales a market-participant would pay to license the tradenames that were tested quantitatively.

A reduction in the estimated fair value of our reporting units or any of our tradenames could trigger impairment charges in future periods. Events or circumstances that could have a potential negative effect on the estimated fair value of our reporting units and indefinite-lived tradenames include: increases in market-participant discount rates, lower than forecasted revenue growth rates, actual new construction and repair and remodel growth rates that fall below our assumptions, actions of key customers, continued economic uncertainty, higher levels of unemployment, weak consumer confidence, higher interest rates, lower levels of discretionary consumer spending, a decrease in assumed royalty rates and a decline in the trading price of our common stock. We cannot predict with certainty the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived assets.

A 25 basis point change in any of the significant assumptions used during the fiscal year ended December 28, 2025, December 29, 2024 or December 31, 2023 would not have resulted in an impairment being recognized when estimating the fair value of our indefinite-lived tradenames.
Income Taxes
Our income tax provisions are calculated based on our operating footprint, as well as our tax return elections and assertions. For all taxable periods, we file a consolidated U.S. federal income tax return and various state and local income tax returns, and our foreign income tax returns are filed on a full-year basis.

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

Interest Rate Risk
We had $285.0 million of external variable rate borrowings as of December 28, 2025. A hypothetical 100 basis point increase in interest rates affecting our external borrowings as of December 28, 2025 would increase our borrowing costs by $2.9 million on a pre-tax basis annually.
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

Item 8. Financial Statements and Supplementary Data
MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF INCOME

	For years ended
(U.S. Dollars presented in millions, except per share amounts)	2025	2024	2023
NET SALES	$2,734.7	$2,700.4	$2,726.2
Cost of products sold	1,907.1	1,823.4	1,824.8
GROSS PROFIT	827.6	877.0	901.4
Selling, general and administrative expenses	667.8	603.1	569.7
Amortization of intangible assets	25.6	20.2	15.3
Restructuring charges	15.2	18.0	10.1
OPERATING INCOME	119.0	235.7	306.3
Interest expense	74.1	74.0	65.2
Gain on sale of asset	—	(4.3)	—
Other (income) expense, net	(1.4)	(2.3)	2.4
INCOME BEFORE TAXES	46.3	168.3	238.7
Income tax expense	19.6	42.4	56.7
NET INCOME	$26.7	$125.9	$182.0
Average Number of Shares of Common Stock Outstanding
Basic	127.0	127.1	127.8
Diluted	129.2	130.9	129.9
Earnings Per Common Share
Basic	$0.21	$0.99	$1.42
Diluted	$0.21	$0.96	$1.40

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For years ended
(U.S. Dollars presented in millions)	2025	2024	2023
NET INCOME	$26.7	$125.9	$182.0
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	19.2	(27.7)	12.1
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) arising during period	12.0	(10.1)	9.6
Less: reclassification adjustment for (gains) losses included in net income	(2.1)	2.9	(10.2)
Unrealized gains (losses) on derivatives	9.9	(7.2)	(0.6)
Defined benefit plans:
Net actuarial gains (losses) arising during period	6.2	5.3	(4.1)
Less: Amortization of net actuarial (gain) loss and curtailment	(0.4)	2.6	3.2
Defined benefit plans	5.8	7.9	(0.9)
Other comprehensive income (loss), before tax	34.9	(27.0)	10.6
Income tax (expense) benefit related to items of other comprehensive income	(1.4)	(2.0)	0.2
Other comprehensive income (loss), net of tax	33.5	(29.0)	10.8
COMPREHENSIVE INCOME	$60.2	$96.9	$192.8

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED BALANCE SHEETS

(U.S. Dollars presented in millions)	December 28, 2025	December 29, 2024
ASSETS
Current assets
Cash and cash equivalents	$183.3	$120.6
Accounts receivable, net	150.4	191.0
Inventories	269.1	276.4
Other current assets	93.1	62.7
TOTAL CURRENT ASSETS	695.9	650.7
Property, plant and equipment, net of accumulated depreciation	503.1	481.5
Operating lease right-of-use assets, net of accumulated amortization	189.1	66.4
Goodwill	1,127.5	1,125.8
Other intangible assets, net of accumulated amortization	547.7	571.3
Other assets	37.1	34.1
TOTAL ASSETS	$3,100.4	$2,929.8
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	203.7	180.7
Current operating lease liabilities	24.3	19.5
Other current liabilities	187.7	195.2
TOTAL CURRENT LIABILITIES	415.7	395.4
Long-term debt	974.5	1,007.8
Deferred income taxes	171.6	158.7
Pension and other postretirement plan liabilities	3.9	3.2
Operating lease liabilities	175.2	55.0
Other non-current liabilities	14.9	15.0
TOTAL LIABILITIES	1,755.8	1,635.1
Commitments (Note 16) and Contingencies and Accrued Losses (Note 17)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 132.6 million shares issued and 127.2 million outstanding as of December 28, 2025; 130.9 million shares issued and 127.6 million outstanding as of December 29, 2024)	1.3	1.3
Paid-in capital	55.8	39.7
Treasury stock, at cost	(70.4)	(44.0)
Accumulated other comprehensive income (loss)	0.8	(32.7)
Retained earnings	1,357.1	1,330.4
TOTAL EQUITY	1,344.6	1,294.7
TOTAL LIABILITIES AND EQUITY	$3,100.4	$2,929.8

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended
(U.S. Dollars presented in millions)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$26.7	$125.9	$182.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67.9	57.1	49.0
Amortization of intangibles	25.6	20.2	15.3
Restructuring charges, net of cash payments	(1.7)	10.5	(9.4)
Write-off and amortization of finance fees	2.7	8.9	2.2
Stock-based compensation	16.1	21.9	17.8
Provision for bad debt	17.8	0.4	1.9
Recognition of actuarial losses and settlement charges	(0.4)	2.7	2.9
Deferred taxes	12.8	4.6	(5.7)
Changes in operating assets and liabilities:
Accounts receivable	24.0	21.3	86.2
Inventories	8.0	(10.7)	123.6
Other current assets	(22.4)	(5.7)	2.1
Accounts payable	15.7	23.8	(69.4)
Accrued expenses and other current liabilities	3.6	3.4	17.2
Other items	(0.7)	7.7	(10.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	195.7	292.0	405.6
INVESTING ACTIVITIES
Capital expenditures(a)	(78.2)	(80.9)	(57.3)
Proceeds from the disposition of assets	3.8	14.6	0.4
Acquisition of business, net of cash acquired	—	(514.5)	—
NET CASH USED IN INVESTING ACTIVITIES	(74.4)	(580.8)	(56.9)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	240.0	470.0	255.0
Issuance of long-term debt	—	700.0	—
Repayment of revolving credit facility borrowings	(275.0)	(150.0)	(490.0)
Repayment of term loan	—	(712.5)	(37.5)
Payment of financing fees	(1.8)	(17.8)	—
Repurchase of common stock	(18.1)	(6.5)	(22.0)
Payments of employee taxes withheld from share-based awards	(8.3)	(11.4)	(4.0)
Other items	(2.5)	(2.2)	(1.4)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(65.7)	269.6	(299.9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6.7	(7.9)	(1.2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$62.3	$(27.1)	$47.6
Cash, cash equivalents, and restricted cash at beginning of period	$121.6	$148.7	$101.1
Cash, cash equivalents, and restricted cash at end of period	$183.9	$121.6	$148.7

Cash and cash equivalents	$183.3	$120.6	$148.7
Restricted cash included in other assets	0.6	1.0	—
Total cash, cash equivalents and restricted cash	$183.9	$121.6	$148.7
(a)    Capital expenditures of $9.2 million, $3.4 million and $2.3 million that have not been paid as of December 28, 2025, December 29, 2024 and December 31, 2023, respectively, were excluded from the Consolidated Statements of Cash Flows.

See Notes to Consolidated Financial Statements.

MasterBrand, Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
(U.S. Dollars and shares presented in millions)	Shares	Amount	Paid-In Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
Balance at December 25, 2022	128.0	$1.3	$—	$(0.1)	$(14.5)	$1,022.5	$1,009.2
Comprehensive income:
Net income	—	—	—	—	—	182.0	182.0
Other comprehensive income	—	—	—	—	10.8	—	10.8
Stock-based compensation	0.7	—	17.8	(4.0)	—	—	13.8
Stock repurchase program	(1.9)	—	—	(22.0)	—	—	(22.0)
Balance at December 31, 2023	126.8	$1.3	$17.8	$(26.1)	$(3.7)	$1,204.5	$1,193.8
Comprehensive income:
Net income	—	—	—	—	—	125.9	125.9
Other comprehensive loss	—	—	—	—	(29.0)	—	(29.0)
Stock-based compensation	1.2	—	21.9	(11.4)	—	—	10.5
Stock repurchase program	(0.4)	—	—	(6.5)	—	—	(6.5)
Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7
Comprehensive income:
Net income	—	—	—	—	—	26.7	26.7
Other comprehensive income	—	—	—	—	33.5	—	33.5
Stock-based compensation	1.0	—	16.1	(8.3)	—	—	7.8
Stock repurchase program	(1.4)	—	—	(18.1)	—	—	(18.1)
Balance at December 28, 2025	127.2	$1.3	$55.8	$(70.4)	$0.8	$1,357.1	$1,344.6

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Background and Basis of Presentation
Background MasterBrand, Inc. is the largest manufacturer of residential cabinets in North America with a portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. References to “MasterBrand,” “the Company,” “we,” “our” and “us” refer to MasterBrand, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Basis of Presentation Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Fiscal 2025 and 2024 both consisted of 52 weeks ended on December 28, 2025 and December 29, 2024, respectively. Fiscal 2023 consisted of 53 weeks ending on December 31, 2023. References herein to years are to our fiscal years.

The consolidated financial statements have been prepared in accordance with GAAP.

Pending Insurance Claims During the fiscal year ended December 28, 2025 the company recognized costs related to the incurrence of insurable events within the manufacturing footprint. During 2025, we recognized $3.0 million of costs, net of $0.8 million of insurance recoveries. These costs included expenditures to remediate damages to property and inventory, and compensation costs associated with the recovery efforts. We are continuing to pursue insurance recoveries and any additional funds received will be used to offset these costs in future periods. Both the expenses and insurance recoveries were recorded as a component of cost of products sold in the Consolidated Statements of Income.

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

Tornado at Jackson, Georgia Production Facility On January 12, 2023, a tornado hit the Company’s leased Jackson, Georgia production facility, causing damage to the Company’s assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company’s assets that suffered loss or damage and provided business interruption coverage, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered. The Company incurred expenses of $9.4 million solely related to damages caused by the tornado in fiscal 2023. These expenses included compensation costs that we continued to pay skilled labor at the Jackson facility to enable a timely ramp up of production upon re-opening the facility on March 27, 2023, the first day of our fiscal second quarter of 2023, as well as the write-off of damaged inventory, freight costs to move product to other warehouses and professional fees to secure and maintain the site. During fiscal 2023, we received $7.4 million of insurance proceeds for direct costs caused by the tornado. Both the expenses and insurance recoveries were recorded as a component of cost of products sold in the Consolidated Statements of Income. Upon receipt of the final insurance proceeds in our fourth quarter of fiscal 2023, we considered this claim to be closed.

Separation Costs The consolidated statements of income include $2.4 million of costs related to the separation from Fortune Brands for the year ended December 31, 2023. The Separation-related costs include advisory fees, professional fees and other transaction related costs incurred directly by us and are included within selling, general and administrative expenses.

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

Revenue Recognition In accordance with ASC 606, “Revenue from Contracts with Customers”, the Company recognizes revenue for the sale of goods based on its assessment of when control transfers to our customers, which generally occurs upon shipment or delivery of the products. See Note 4, "Revenue from Contracts with Customers," for additional information.

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

Selling, General and Administrative Expenses Selling, general and administrative expenses include advertising costs; marketing costs; selling costs, including commissions; research and development costs; shipping and handling costs, including warehousing costs; and general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $168.8 million, $164.4 million and $169.4 million in 2025, 2024 and 2023, respectively.

Advertising costs, which amounted to $67.3 million, $54.5 million and $65.0 million in 2025, 2024 and 2023, respectively, are principally expensed as incurred. Advertising costs paid to customers as pricing rebates include product displays, marketing administration costs, media production costs and point of sale materials. Advertising costs recorded as a reduction to net sales, primarily cooperative advertising, were $23.9 million, $18.5 million and $27.6 million in 2025, 2024 and 2023, respectively. Advertising costs recorded in selling, general and administrative expenses were $43.4 million, $36.0 million and $37.4 million in 2025, 2024 and 2023, respectively.

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

Foreign Currency Translation Foreign currency balance sheet accounts are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period for the foreign subsidiaries where the local currency is the functional currency. The related translation adjustments are made directly to a separate component of the accumulated other comprehensive loss caption in equity. Transactions denominated in a currency other than the functional currency of a subsidiary are translated into the functional currency with resulting transaction gains or losses recorded in other (income) expense, net.

Income Taxes The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The determination of the Company’s income tax positions involves consideration of uncertainties, changing fiscal policies, tax laws, court rulings, regulations and related legislation. Accordingly, significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and the valuation allowance recorded against deferred tax assets.

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

The Company recognizes net controlled foreign corporations tested income tax as a period cost.

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

Property, Plant and Equipment Property, plant and equipment are carried at cost. Depreciation is provided, on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed as incurred. Assets held for use to be disposed of at a future date are depreciated over the remaining useful life. Assets to be sold are written down to fair value less costs to sell at the time the assets are being actively marketed for sale. Estimated useful lives of the related assets are as follows:

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

Goodwill and Indefinite-lived Intangible Assets We account for goodwill and other intangible assets in accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other”, and account for business combinations using the acquisition method of accounting and, accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date.

Goodwill
Goodwill is tested for impairment at least annually in the fourth quarter and written down when impaired. An interim impairment test is performed if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.
To evaluate the recoverability of goodwill, we perform a quantitative impairment test using a weighting of the income and market approaches. For the income approach, we use a discounted cash flow model, estimating the future cash flows of the reporting units to which the goodwill relates and then discounting the future cash flows at a market-participant-derived discount rate. In determining the estimated future cash flows, we consider current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. For the market approach, we apply market multiples for peer groups to the current operating results of the reporting unit to determine the reporting unit’s fair value. Our reporting unit is our operating segment. When the estimated fair value of the reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss based on that difference.
The significant assumptions that are used to determine the estimated fair value for goodwill impairment testing include the following: third-party market forecasts of U.S. new home starts and home R&R spending; management’s sales, operating income and cash flow forecasts; peer company earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples; the market-participant-based discount rate; and the perpetuity growth rate. Our estimates of reporting unit fair values are based on certain assumptions that may differ from our historical and future actual operating performance. Specifically, assumptions related to growth in the new construction and R&R market of the U.S. home products markets, when combined with general economic data such as inflation and interest rates, drive our forecasted sales growth. The market forecasts are developed using independent third-party forecasts from multiple sources. In addition, estimated future operating income and cash flow consider our historical performance at similar levels of sales volume and management’s future operating plans as reflected in annual and long-term plans that are reviewed and approved by management. As a result of the annual impairment assessments performed for 2025, 2024 and 2023, there were no goodwill impairments.

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

Litigation Contingencies Our business is subject to risks related to threatened or pending litigation and we are routinely defendants in lawsuits associated with the normal conduct of business. Liabilities and costs associated with litigation-related loss contingencies require estimates and judgments based on our knowledge of the facts and circumstances surrounding each matter and the advice of our legal counsel. We record liabilities for litigation-related losses when a loss is probable and we can reasonably estimate the amount of the loss in accordance with ASC Topic 450, “Contingencies.” We evaluate the measurement of recorded liabilities each reporting period based on the then-current facts and circumstances specific to each matter. The ultimate losses incurred upon final resolution of litigation-related loss contingencies may differ materially from the estimated liability recorded at any particular balance sheet date. Changes in estimates are recorded in earnings in the period in which such changes occur.

Accumulated Other Comprehensive Income Accumulated Other Comprehensive Income refers to gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to equity.

Recently Issued Accounting Standards

Accounting Standards Issued and Adopted

Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Refer to Note 14, "Income Taxes," for our implementation of ASU 2023-09 on a prospective basis. The adoption of ASU 2023-09 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” to clarify and reorganize U.S. GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. The amendment is effective for the Company for interim periods in 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

Other new accounting pronouncements issued but not effective until after December 28, 2025 did not and are not expected to have a material impact on our financial position, results of operations or cash flows.

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

The closing of the Merger, which is expected to occur in early 2026, is subject to the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of other customary closing conditions. As previously disclosed, on November 7, 2025, the Company and American Woodmark each received a Request for Additional Information and Documentary Material (the "Second Request") from the U.S. Federal Trade Commission (the "FTC") in connection with the Merger. The Company and American Woodmark continue to work cooperatively with the FTC to obtain regulatory clearance for the Merger as expeditiously as possible. Both companies received the necessary shareholder approval at their respective special meetings of shareholders held on October 30, 2025.

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

The Company amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw term loan commitments that will be used to repay and terminate American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. See Note 12, "Debt," for further discussion of our original credit agreement.

Supreme
On July 10, 2024, we acquired all of the issued and outstanding limited liability interests of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”), a cabinetry company, from GHK Capital Partners LP for $520.0 million in cash. Supreme was a domestic manufacturer of residential cabinetry with a portfolio of product lines significantly focused on premium products. Supreme, with manufacturing facilities located in Minnesota, Iowa and North Carolina, and its two brands, Dura Supreme and Bertch cabinetry, crafts framed and frameless cabinetry for a nationwide network of dealers. The combined company is reaching more customers, through its highly complementary dealer networks, with greater efficiency and effectiveness. Through this transaction, MasterBrand broadened its portfolio of premium cabinetry in the resilient and attractive kitchen and bath categories, further diversifying its channel distribution and adding to its strategically located facility footprint. The acquisition was funded with a combination of cash on hand and proceeds from our revolving credit facility. The purchase consideration was $527.3 million.

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

Pro forma financial information
Net sales and earnings related to the operations of Supreme that have been included in our consolidated statements of income for the fifty-two weeks ended December 28, 2025 and for the period from July 10, 2024 to December 29, 2024 are as follows:

(U.S. Dollars presented in millions)	2025	2024
Net Sales	$249.8	$121.2
Net Income	$12.2	$1.2

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

The Company incurred $28.9 million and $25.4 million of acquisition-related costs for the years ended December 28, 2025 and December 29, 2024, respectively, which are recorded within selling, general and administrative expenses in the consolidated statements of income. The acquisition costs in the year ended December 28, 2025 primarily related to the costs associated with the acquisition of American Woodmark. The acquisition related costs in the year ended December 29, 2024 related to the costs associated with the acquisition of Supreme.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.1 million and $1.9 million as of December 28, 2025 and December 29, 2024, respectively. Refund obligations are classified within other current liabilities in our consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

Net sales to two of the Company’s customers, Lowe’s and Home Depot, each accounted for greater than 10 percent of the Company’s net sales in 2025, 2024 and 2023. Net sales to Lowe’s were 20 percent, 22 percent and 21 percent of net sales in 2025, 2024 and 2023, respectively. Net sales to Home Depot were 13 percent, 15 percent and 16 percent of net sales in 2025, 2024 and 2023, respectively.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for 2025, 2024 and 2023.

(U.S. Dollars presented in millions)	2025	2024	2023
Net Sales by Channel
Dealers(a)	$1,500.4	$1,421.3	$1,446.5
Retailers(b)	878.4	927.6	967.0
Builders (c)	355.9	351.5	312.7
Net sales	$2,734.7	$2,700.4	$2,726.2
Net Sales by Shipping Location
United States	$2,622.2	$2,575.5	$2,584.4
Canada	97.9	106.4	125.7
Mexico	14.6	18.5	16.1
Net sales	$2,734.7	$2,700.4	$2,726.2
(a)    Represents sales to dealers whose end customers include builders, professional trades and home remodelers, inclusive of sales through our dealers’ respective internet website portals.
(b)    Represents sales to “Do-It-Yourself” retailers, including our two largest customers: 1) Lowe’s and 2) Home Depot, inclusive of sales through their respective internet website portals.
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

The following table summarizes the activity for the allowance for the years ended December 28, 2025 and December 29, 2024:

(U.S. Dollars presented in millions)	2025	2024
Beginning balance	$3.0	$4.6
Bad debt provision	17.8	0.4
Uncollectible accounts written off, net of recoveries	(3.4)	(2.0)
Ending balance	$17.4	$3.0

The Company increased the allowance for doubtful accounts by $17.1 million as a result of the Company’s assessment of the collectability of a specific customer’s receivable balance as of December 28, 2025. The charge, which relates entirely to sales recognized in 2025, was based upon the Company’s assessment of the customer’s specific facts and circumstances, including its financial outlook and liquidity.

5.    Other (Income) Expense, Net
The components of other (income) expense, net for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 were as follows:

(U.S. Dollars presented in millions)	2025	2024	2023
Pension and postretirement benefits other than pensions	$(0.3)	$4.1	$2.9
Foreign currency losses (gains)	0.1	(2.0)	3.2
Other items, net	(1.2)	(4.4)	(3.7)
Total other (income) expense, net	$(1.4)	$(2.3)	$2.4
6.    Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023:

(U.S. Dollars presented in millions, except per share amounts)	2025	2024	2023
Numerator:
Numerator for basic and diluted earnings per share - Net income	$26.7	$125.9	$182.0
Denominator:
Denominator for basic earnings per share - weighted average shares outstanding	127.0	127.1	127.8
Effect of dilutive securities - stock-based awards	2.2	3.8	2.1
Denominator for diluted earnings per share - weighted average shares outstanding	129.2	130.9	129.9
Earnings per share:
Basic	$0.21	$0.99	$1.42
Diluted	$0.21	$0.96	$1.40

Approximately 0.4 million and 0.7 million shares were excluded from the calculation of diluted earnings per share for the years ended December 28, 2025 and December 31, 2023, respectively, because their inclusion would have been anti-dilutive. There were no shares excluded from the calculation of diluted earnings per share for the year ended December 29, 2024.

7.    Balance Sheet Information
Supplemental information on our year-end consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	December 28, 2025	December 29, 2024
Inventories:
Raw materials and supplies	$193.1	$197.2
Work in process	24.6	25.7
Finished products	51.4	53.5
Total inventories	$269.1	$276.4
Property, plant and equipment:
Land and improvements	$41.8	$37.4
Buildings and improvements to leaseholds	388.8	360.1
Machinery and equipment	684.7	648.8
Construction in progress	44.0	41.4
Property, plant and equipment, gross	1,159.3	1,087.7
Less: accumulated depreciation	656.2	606.2
Property, plant and equipment, net of accumulated depreciation	$503.1	$481.5
Other current liabilities:
Accrued salaries, wages and other compensation	$63.3	$54.9
Interest payable	23.0	25.5
Accrued income and other taxes	15.3	14.2
Accrued product warranties	7.3	9.3
Accrued restructuring	2.4	4.9
Derivative payable	—	5.7
Other accrued expenses	76.4	80.7
Total other current liabilities	$187.7	$195.2

8.    Leases
We have operating and finance leases for buildings and certain machinery and equipment. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities in our consolidated balance sheets. Amounts recognized for finance leases as of and for the years ended December 28, 2025 and December 29, 2024 were immaterial.

Operating lease expense recognized in the consolidated statements of income for 2025, 2024 and 2023 were $31.8 million, $29.4 million and $26.9 million, respectively, including approximately $9.5 million, $9.6 million and $9.4 million of short-term and variable lease costs for 2025, 2024 and 2023, respectively.

Other information related to leases was as follows for the fiscal years ending:

(U.S. Dollars presented in millions, except lease term and discount rate)	December 28, 2025	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.8	$21.0	$17.3
Right-of-use assets obtained in exchange for operating lease obligations	$144.1	$16.8	$23.9
Right-of-use assets obtained upon Supreme acquisition - July 10, 2024	$—	$18.3	$—
Weighted average remaining lease term—operating leases	8.3 years	5.8 years	5.4 years
Weighted average discount rate—operating leases	5.8%	5.4%	4.5%

Total lease payments under non-cancellable operating leases as of December 28, 2025 are expected to be:

(U.S. Dollars presented in millions)
Fiscal Years Ending:
2026	$33.1
2027	32.0
2028	30.4
2029	27.1
2030	24.5
Thereafter	109.5
Total lease payments	256.6
Less imputed interest	(57.1)
Total	$199.5
Reported as of December 28, 2025
Current operating lease liabilities	$24.3
Operating lease liabilities (non-current)	175.2
Total	$199.5

9.    Goodwill and Identifiable Intangible Assets
We had goodwill of $1,127.5 million and $1,125.8 million as of December 28, 2025 and December 29, 2024, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 31, 2023	$925.1
Supreme acquisition	203.4
2024 translation adjustments	(2.7)
Balance at December 29, 2024	$1,125.8
2025 translation adjustments	1.7
Balance at December 28, 2025	$1,127.5
The gross carrying value and accumulated amortization by class of intangible assets as of December 28, 2025 and December 29, 2024 were as follows:

	As of December 28, 2025			As of December 29, 2024
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames(a)	$268.1	$—	$268.1	$266.1	$—	$266.1
Amortizable intangible assets
Tradenames	10.3	(10.3)	—	10.0	(10.0)	—
Customer and contractual relationships (a)	536.8	(257.2)	279.6	535.4	(230.2)	305.2
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	558.1	(278.5)	279.6	556.4	(251.2)	305.2
Total identifiable intangibles	$826.2	$(278.5)	$547.7	$822.5	$(251.2)	$571.3
(a) During the third quarter of 2024, we completed our acquisition of Supreme, acquiring Indefinite-lived tradenames of $85.1 million and Customer relationships of $174.1 million.

Amortizable intangible assets, principally customer relationships, are subject to amortization on a straight-line basis over their estimated useful life, ranging from 16 to 20 years, based on the assessment of a number of factors that may impact useful life, including customer attrition rates and other relevant factors. We expect to record intangible amortization of $25.6 million annually from 2026 through 2030.
There was no impairment of goodwill or indefinite lived assets for any period presented. The significant assumptions used to estimate the fair values of the tradenames tested quantitatively during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 were as follows:

	2025			2024			2023
Unobservable Input	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)	Min	Max	Wtd Avg(a)
Discount rate	10.0%	10.0%	10.0%	12.0%	12.0%	12.0%	10.5%	11.0%	10.8%
Royalty rate(b)	3.0%	4.0%	2.5%	3.0%	4.0%	3.6%	3.0%	4.0%	3.6%

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

As of and during the fiscal years ended December 28, 2025 and December 29, 2024, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at December 28, 2025 was $76.0 million, representing a net settlement asset of $6.1 million. Based on foreign exchange rates as of December 28, 2025, we estimate that $4.9 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive income as of December 28, 2025 will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the consolidated balance sheets as of December 28, 2025 and December 29, 2024 were:

(U.S. Dollars presented in millions)	Location	December 28, 2025	December 29, 2024
Assets:
Foreign exchange contracts	Other current assets	$6.1	$—
	Total assets	$6.1	$—
Liabilities:
Foreign exchange contracts	Other current liabilities	$—	$5.7
	Total liabilities	$—	$5.7
The effects of cash flow hedging financial instruments included within the consolidated statements of comprehensive income in 2025, 2024 and 2023 were as presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive loss and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive Income for Cash Flow Hedging Relationships
(U.S. Dollars presented in millions)	2025	2024	2023
Foreign exchange contracts:
Unrealized holding gains (losses) arising during period	$12.0	$(10.1)	$9.6
Less: reclassification adjustment for (gains) losses included in net income	(2.1)	2.9	(10.2)
Unrealized gains (losses) on derivatives	$9.9	$(7.2)	$(0.6)
The effects of fair value hedging financial instruments included in other (income) expense, net on the consolidated statements of income in 2025, 2024 and 2023 were:

	Amount of (Loss) Gain Recognized in Earnings on Fair Value Hedging Relationships
(U.S. Dollars presented in millions)	2025	2024	2023
Foreign exchange contracts:
Hedged items	$(0.6)	$0.1	$(1.3)
Derivatives designated as hedging instruments	—	(0.1)	5.9
Net (losses) gains recognized in earnings	$(0.6)	$—	$4.6
11.    Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs due to little or no market activity for the asset or liability, such as internally-developed valuation models.

We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 3, "Acquisition of Supreme," and Note 9, "Goodwill and Identifiable Intangible Assets."

Assets and liabilities measured at fair value on a recurring basis as of December 28, 2025 and December 29, 2024 were as follows:

(U.S. Dollars presented in millions)	Fair Value
	2025	2024
Assets:
Derivative asset financial instruments (Level 2)	$6.1	$—
Deferred compensation program assets (Level 2)	10.2	9.6
Total assets	$16.3	$9.6
Liabilities:
Derivative liability financial instruments (Level 2)	$—	$5.7
The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.

The estimated fair value of the Company's debt, including current maturities, is based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of December 28, 2025, the fair value of total debt was $1,009.1 million compared to the carrying value of $985.0 million, excluding deferred financing costs. As of December 29, 2024, the fair value of total debt was $1,025.3 million compared to the carrying value of $1,020.0 million, excluding deferred financing costs.
12.    Debt
The following table provides a summary of the Company’s debt as of December 28, 2025 and December 29, 2024, including the carrying value of the debt less debt issuance costs:

	December 28, 2025	December 29, 2024
(U.S. Dollars presented in millions)	Long-term	Long-term
Revolving credit facility due June 2029	$285.0	$320.0
7.00% Senior Notes due 2032	700.0	700.0
	985.0	1,020.0
Less: Unamortized debt issuance costs	(10.5)	(12.2)
Total	$974.5	$1,007.8

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

The Senior Notes had an outstanding balance of $700.0 million as of December 28, 2025. As of December 28, 2025, prepaid debt issuance costs related to the Senior Notes were $10.5 million and are being amortized over the term of the debt. These costs are included in long-term debt in our consolidated balance sheets.

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

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to (i) incur additional indebtedness and guarantee indebtedness, (ii) make restricted payments, (iii) create, incur or assume liens or use assets as security in other transactions, (iv) merge, consolidate, or sell, transfer, lease or dispose of substantially all of their assets, (v) sell or transfer certain assets, (vi) enter into or conduct transactions with affiliates of the Company and (vii) agree to certain restrictions or encumbrances on the ability of restricted subsidiaries to pay dividends, make loans or advances, or to otherwise transfer property or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important conditions, qualifications, exceptions and limitations. The Indenture also includes customary events of default. Certain of the foregoing covenants will be suspended in the event that (i) the Senior Notes receive investment grade ratings from any two of Fitch Ratings Inc., Moody’s Investors Service, Inc. or S&P Global Ratings and (ii) no default or event of default has occurred and is continuing under the Indenture. The Company was in compliance with all of its debt covenants under the Indenture as of December 28, 2025.

The 2024 Credit Agreement provides for a 5-year, $750.0 million revolving credit facility. The revolving credit facility is not subject to amortization and will mature in June 2029. The 2024 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries. Interest rates under the revolving credit facility are variable based on the SOFR, or, at the Company’s option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) the rate of interest last quoted by JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) as its “prime rate” and (iii) the one-month SOFR rate plus 1.00 percent (the “Base Rate”), plus, as applicable, a margin ranging from 1.625 percent to 2.25 percent per annum for SOFR-based loans and ranging from 0.625 percent to 1.25 percent per annum for Base Rate-based loans, in each case, depending on the Company’s net leverage ratio. The Company also pays customary agency fees and a commitment fee based on the daily unused portion of the revolving credit facility ranging from 0.20 percent to 0.30 percent per annum, depending on its net leverage ratio.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1.00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit. The Company was in compliance with all of its debt covenants under the 2024 Credit Agreement as of December 28, 2025.

2025 Refinancing Transaction
The Company amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw term loan commitments that will be used to repay and terminate American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. The interest rate of the delayed draw term loans is a variable rate based on SOFR, plus, a margin depending on the Company’s net leverage ratio. The delayed draw term loans will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and there were no material changes to the covenants in place under the 2024 Credit Agreement as a result of this amendment. As of December 28, 2025, prepaid debt issuance costs related to the 2025 Credit Agreement totaled $1.8 million, of which $0.5 million has been has been included in other current assets, and $1.3 million has been has been included in other assets in our consolidated balance sheet. The prepaid debt issuance costs will be amortized over the term of the debt.

The revolving credit facility had an outstanding balance of $285.0 million as of December 28, 2025 and had $441.9 million of availability. Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. As of December 28, 2025, prepaid debt issuance costs related to the 2024 Credit Agreement were $3.6 million and are being amortized over the term of the debt. At December 28, 2025, these costs are included in other assets in our consolidated balance sheet.

Over the next five years, debt due to be paid by the Company is as follows:

(U.S. Dollars presented in millions)	Future Debt Payments
2026	$—
2027	$—
2028	$—
2029	$285.0
2030	$—
Thereafter	$700.0

Interest paid on debt was $74.4 million, $41.7 million and $64.0 million in 2025, 2024 and 2023, respectively. We did not record any material capitalized interest during 2025, 2024 or 2023.

13.    Restructuring Charges
Restructuring charges of $15.2 million in 2025 are largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.
Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at December 29, 2024	2025 Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at December 28, 2025
Workforce reduction costs	$4.8	$10.6	$(12.9)	$—	$2.5
Other	0.1	4.6	(4.0)	(0.8)	(0.1)
	$4.9	$15.2	$(16.9)	$(0.8)	$2.4
(a)    Cash expenditures primarily related to severance charges.

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

14.    Income Taxes
The components of income from continuing operations before income taxes were as follows:

(U.S. Dollars presented in millions)	2025	2024	2023
Domestic operations	$26.6	$136.2	$213.2
Foreign operations	19.7	32.1	25.5
Income before income taxes	$46.3	$168.3	$238.7

Income tax expense in the consolidated statements of income consisted of the following:

(U.S. Dollars presented in millions)	2025	2024	2023
Current tax expense
Federal	$(1.1)	$26.8	$44.2
State	3.2	5.0	9.3
Foreign	4.7	6.0	8.9
Total current tax expense	6.8	37.8	62.4

Deferred tax expense (benefit)
Federal	15.6	4.7	1.2
State	(2.6)	(0.4)	(2.1)
Foreign	(0.2)	0.3	(4.8)
Total deferred tax expense (benefit)	12.8	4.6	(5.7)

Total income tax expense	$19.6	$42.4	$56.7

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows, in accordance with the updated requirements of ASU 2023-09 for the year ended December 28, 2025:

Component	$	%
Income taxes at U.S. federal statutory income tax rate	$9.7	21.0%
State and local income taxes, net	0.5	1.1
Foreign tax effects
Singapore
Singapore - Maquiladora tax benefit	(1.3)	(2.8)
Singapore - Other foreign tax effects	(0.8)	(1.7)
Mexico
Mexico - Nondeductible benefits	0.8	1.7
Mexico - Inflationary	(0.8)	(1.7)
Mexico - Maquiladora credit	(0.7)	(1.5)
Mexico - Maquiladora tax	2.3	5.0
Mexico -Statutory rate differential	0.6	1.2
Other jurisdictions
Other foreign tax effects	0.5	1.1
Tax credits
R&D tax credits	(1.5)	(3.2)
Change in valuation allowance	4.4	9.4
Nontaxable or nondeductible items
Nondeductible compensation	1.5	3.2
Acquisition-related transaction costs	3.6	7.8
Other nontaxable or nondeductible items	0.7	1.5
Changes in unrecognized tax benefits	(0.6)	(1.2)
Other
Deferred impact- Subpart F Full Inclusion	2.0	4.3
Adjustment to prior period provision	(1.5)	(3.2)
Other items	0.2	0.3
Total tax provision and effective tax rate	$19.6	42.3%
(a)    The states that contribute to the majority (greater than 50 percent) of the tax effect in this category include California and Georgia. State and local income taxes also include state tax credits of $1.2 million.

In 2025, the Company recorded a valuation allowance charge of $4.4 million primarily based on an inability to demonstrate that sufficient future foreign-source taxable income in the general basket category will be available to absorb foreign tax credit carryovers within the ten-year carryforward period. The Company also had nondeductible acquisition-related transaction costs incurred as a result of the pending merger with American Woodmark, which resulted in additional income tax expense of $4.3 million in 2025.

As previously disclosed for the years ended December 29, 2024, and December 31, 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

(in percentages)	2024	2023
Income tax expense at U.S. federal statutory income tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.3	2.2
Foreign taxes at a different rate than U.S. federal statutory income tax rate	0.9	0.6
Valuation allowance	1.6	(0.1)
Unrecognized tax benefits	(0.4)	—
Foreign legislative exclusion	(1.1)	—
Miscellaneous other, net	0.9	0.1
Effective income tax rate	25.2%	23.8%

For 2025, the Company’s effective tax rate was 42.3 percent, compared to an effective tax rate of 25.2 percent for 2024. The increase in the effective tax rate between the periods was primarily due to the increase in the valuation allowance and nondeductible acquisition-related transaction costs, as well as changes in foreign income inclusions and changes in book income, partially offset by lower state and local income taxes and the mix of earnings in jurisdictions with differing tax rates.

The 2025 effective income tax rate of 42.3 percent compared to the U.S. federal statutory rate of 21.0 percent was primarily the result of the increase in the valuation allowance and nondeductible acquisition-related transaction costs, as well as changes in foreign income inclusions, nondeductible compensation and net changes in state and local income taxes, partially offset by tax credits and the mix of earnings in jurisdictions with differing tax rates.

For 2024, the Company’s effective tax rate was 25.2 percent, compared to an effective tax rate of 23.8 percent for 2023. The increase in effective tax rate was primarily the result of an increase in the valuation allowance, nondeductible acquisition-related costs to the Supreme acquisition and foreign income inclusions net of foreign tax credits, partially offset by foreign exclusions, return-to provision adjustments and the release of specific uncertain tax positions.

For the year ended December 28, 2025, cash income taxes paid directly to taxing authorities, net of refunds received, were as follows:

(U.S. Dollars presented in millions)	2025
Federal	$19.8
State	3.7
Foreign
Mexico	3.6
Canada	1.9
Other foreign	(0.2)
Total income taxes paid	$28.8

For the years ended December 29, 2024 and December 31, 2023, income taxes paid directly to taxing authorities, net of refunds received, were $40.7 million and $68.5 million, respectively.

Deferred income tax assets and liabilities are provided for the impact of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. These temporary differences result in taxable or deductible amounts in future years. As of each reporting date, the Company’s management considers all evidence, both positive and negative, that could impact management’s view regarding the future realization of deferred tax assets. The negative evidence for the 2025 valuation allowance was primarily a result of insufficient future foreign-source taxable income in the general basket category within the ten-year carryover period, as discussed above.

The components of net deferred tax assets (liabilities) as of December 28, 2025 and December 29, 2024 were as follows:

(U.S. Dollars presented in millions)	2025	2024
Deferred tax assets:
Operating lease liabilities	$45.6	$14.3
Other accrued expenses	14.4	14.4
Compensation and benefits	13.4	8.1
Net operating loss and other tax carryforwards	11.7	11.2
Accounts receivable	13.4	11.1
Interest carryforward	5.7	9.6
Capitalized inventories	4.8	4.8
R&D Capitalization	0.1	10.2
Defined benefit plans	—	0.2
Other	0.4	0.4
Valuation allowance	(8.1)	(3.7)
Total deferred tax assets (net of valuation allowance)	101.4	80.6
Deferred tax liabilities:
Intangible assets	(178.7)	(176.7)
Fixed assets	(44.7)	(44.0)
Operating lease assets	(43.3)	(12.5)
Prepaid marketing	(3.1)	(3.0)
Other	(0.2)	(0.2)
Total deferred tax liabilities	(270.0)	(236.4)
Net deferred tax liability	$(168.6)	$(155.8)

Deferred taxes were classified in the Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024 as follows:

(U.S. Dollars presented in millions)	2025	2024
Other assets	$3.0	$2.9
Deferred income taxes	(171.6)	(158.7)
Net deferred tax liability	$(168.6)	$(155.8)

As of December 28, 2025 and December 29, 2024, the Company had deferred tax assets related to net operating losses and other tax credit carryforwards of $11.7 million and $11.2 million, respectively, including foreign tax credit carryforwards of $8.0 million and $8.7 million, respectively. Net operating losses generally expire between 2028 and 2040, foreign tax credits expire between 2029 and 2034 and the other tax credit carryforwards expire between 2030 and 2035. R&D capitalization commenced in 2022 and pertains to the 2017 Tax Cuts and Jobs Act eliminating the immediate expensing of research and experimental expenditures and requiring taxpayers to capitalize their expenditures over a period of years. On July 4, 2025, the OBBBA was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures allowing immediate expensing of prior year R&D capitalized.

The Company evaluated its ability to realize tax benefits associated with deferred tax assets and concluded, based on all available positive and negative evidence, that it is more likely than not that a portion of the deferred tax assets are not expected to be realized. Accordingly, a valuation allowance of $8.1 million and $3.7 million as of December 28, 2025 and December 29, 2024, respectively, was recorded to reduce the deferred tax assets related to the net operating losses and tax credit carryforwards.

A reconciliation of the Company’s gross change in unrecognized tax benefits (“UTBs”), including accrued interest and penalties, is as follows:

(U.S. Dollars presented in millions)	2025	2024	2023
Unrecognized tax benefits—beginning of year	$0.5	$0.9	$1.2
Gross additions—current year tax positions	—	—	—
Gross additions—prior year tax positions	—	—	—
Gross reductions—prior year tax positions	(0.3)	(0.4)	(0.3)
Gross reductions—settlements with taxing authorities	—	—	—
Unrecognized tax benefits—end of year	$0.2	$0.5	$0.9
Unrecognized tax benefits—accrued interest and penalties	0.2	0.5	0.7
Gross unrecognized tax benefits	$0.4	$1.0	$1.6

In 2025 and 2024, the Company released $0.3 million and $0.4 million of prior year tax positions due to the expiration of the statute of limitations, respectively.

Liabilities related to UTBs, including interest and penalties, are reported as a liability within the Consolidated Balance Sheet. The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves.

The Company classifies interest and penalty accruals related to UTBs as income tax expense. In 2025, the Company recognized interest and penalty benefit of approximately $0.3 million. In 2024 and 2023, the Company recognized interest and penalty benefit of approximately $0.2 million and expense of $0.2 million, respectively.

As of December 28, 2025, the Company believed that it is more-likely-than-not that the tax positions it has taken would be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position, results of operations and cash flows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates or from its historical income tax provisions and/or accruals and could have a material effect on operating results or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, interest and/or penalty assessments.

For pre-Separation periods, the Company’s federal income tax returns, and various state income tax returns that included operations of the Company, were filed by Fortune Brands and remain open and subject to examination for tax years after 2021. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in Canada for years after 2020 and in Mexico for years after 2019.

As of December 28, 2025, the Company is not permanently reinvested with respect to all earnings generated by foreign operations. There was no material deferred tax liability recorded for foreign and state tax costs associated with the future remittance of these undistributed earnings. We expect to have the ability to repatriate available non-U.S. cash without significant additional tax cost.

15.    Pension and Other Postretirement Plans
We had a defined benefit pension plan in the United States covering many of the Company’s associates. However, the plan was frozen to new participants and benefit accruals were frozen for active participants on or before December 31, 2016. In addition, the Company provides postretirement health care and life insurance benefits to certain associates in Mexico (“the postretirement plan”). Service cost for the postretirement plan in 2025, 2024 and 2023 relates to benefit accruals for an associate group in Mexico who receive statutorily-mandated retiree health and welfare benefits. The defined benefit pension plan provided and the postretirement plan provides payment of retirement benefits, mainly commencing between the ages of 55 and 65. After meeting certain qualifications, an associate acquired (for the defined benefit pension plan) or acquires (for the postretirement plan) a vested right to future benefits. The benefits payable under the plans were (for the defined benefit pension plan) or are (for the postretirement plan) generally determined on the basis of an associate’s length of service and/or earnings. Employer contributions to the plans were made (for the defined benefit pension plan) or are made (for the postretirement plan), as necessary, to ensure legal funding requirements are satisfied. Also, from time to time, we made (for the defined benefit pension plan) or may make (for the postretirement plan) contributions in excess of the legal funding requirements.

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

On February 18, 2025, the Company completed the purchase of group annuity contracts with an insurance company, in which the liability, plan administration and payout of benefits were irrevocably transferred. In June 2025, the insurance company began paying plan benefits to eligible plan participants through the group annuity contracts. As a result of the final settlement of the plan, the Company recognized a non-cash settlement charge of $0.4 million recorded within other income, net in the accompanying consolidated statements of income for the fifty-two weeks ended December 28, 2025.

As a result of the termination of the defined benefit pension plan, the Company recognized a surplus in plan assets of $7.2 million. The Company used the surplus to satisfy other Company obligations for qualified replacement plans. As of December 28, 2025, there are no remaining surplus funds held within the defined benefit pension plan and the plan is closed.

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

(U.S. Dollars presented in millions)	Pension Benefits		Postretirement Benefits
Obligations and Funded Status	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Change in the Projected Benefit Obligation (PBO):
Projected benefit obligation at beginning of year	$82.2	$135.6	$3.7	$4.1
Service cost	—	—	0.5	0.5
Interest cost	0.7	5.4	0.4	0.3
Actuarial (gain) loss	(5.8)	(10.7)	0.5	0.2
Benefits paid	(2.9)	(6.2)	(0.3)	(0.1)
Lump sum benefits paid	(74.2)	(41.9)	—	—
Curtailment gain	—	—	(0.4)	(1.3)
Projected benefit obligation at end of year	$—	$82.2	$4.4	$3.7
Accumulated benefit obligation at end of year (excludes the impact of future compensation increases)	$—	$82.2	$3.1	$2.6
Change in Plan Assets
Fair value of plan assets at beginning of year	$81.5	$131.1	$—	$—
Actual return on plan assets	0.6	(1.5)	—	—
Employer contributions	0.4	—	0.3	0.1
Benefits paid	—	(6.2)	(0.3)	(0.1)
Lump sum benefits paid	(82.5)	(41.9)	—	—
Fair value of plan assets at end of year	$—	$81.5	$—	$—
Funded status (Fair value of plan assets less PBO)	$—	$(0.7)	$(4.4)	$(3.7)

For the year ended December 28, 2025, the gain on the pension obligation is primarily due to the finalization of plan liabilities in conjunction with the transfer of the plan liabilities to an insurance company. For the year ended December 29, 2024, the gain on the pension obligation is primarily due to a combination of increasing discount rates and the actuarial gains from lump sum payments made from the plan during the year.

The accumulated benefit obligation exceeded the fair value of the pension plan assets at December 29, 2024.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
(U.S. Dollars presented in millions)	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Current liabilities	$—	$(0.1)	$(0.5)	$(1.1)
Noncurrent liabilities	—	(0.6)	(3.9)	(2.6)
Net amount recognized	$—	$(0.7)	$(4.4)	$(3.7)
As of December 29, 2024 and December 31, 2023, we utilized the Society of Actuaries’ base MP-2021 mortality projection scale without adjustment.

The amounts in accumulated other comprehensive loss on the Consolidated Balance Sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

(U.S. Dollars presented in millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss at December 31, 2023	$13.5	$0.2
Recognition of actuarial (loss) gain	(2.8)	0.2
Current year actuarial gain	(5.0)	(0.3)
Net actuarial loss at December 29, 2024	$5.7	$0.1
Recognition of actuarial gain	—	0.4
Current year actuarial gain	(5.7)	(0.5)
Net actuarial loss at December 28, 2025	$—	$—
Components of net periodic cost (benefit) were as follows:

Components of Net Periodic Cost (Benefit)	Pension Benefits			Postretirement Benefits
(U.S. Dollars presented in millions)	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$0.5	$0.5	$0.5
Interest cost	0.7	5.4	6.5	0.4	0.3	0.3
Expected return on plan assets	(0.6)	(4.1)	(7.1)	—	—	—
Recognition of actuarial (gains) losses	—	(0.2)	2.9	—	—	—
Settlement/Curtailment (gain)/loss	(0.4)	2.9	—	(0.5)	(0.2)	0.3
Net periodic cost	$(0.3)	$4.0	$2.3	$0.4	$0.6	$1.1

Assumptions	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average assumptions used to determine benefit obligations at balance sheet date:
Discount rate	N/A	5.5%	4.8%	10.0%	10.7%	9.2%
Weighted-average assumptions used to determine net cost (benefit) for years ended:
Discount rate	N/A	4.8%	5.2%	9.4%	9.9%	9.4%
Expected long-term rate of return on plan assets	N/A	4.5%	3.8%	—%	—%	—%

Plan Assets
The fair value of the pension assets by major category of plan assets as of December 29, 2024 were as follows:

(U.S. Dollars presented in millions)	Total as of balance sheet date
2024
Collective trusts:
Cash and cash equivalents	$9.7
Fixed income	71.8
Total	$81.5
As of December 29, 2024, our defined benefit plan Master Trust owned a variety of investment assets. All of these investment assets were measured using net asset value per share as a practical expedient per ASC 820. Following the retrospective adoption of ASU 2015-07 (Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share) we excluded all investments measured using net asset value per share in the amount of $81.5 million as of December 29, 2024, from the tabular fair value hierarchy disclosure.

Investment assets as of December 29, 2024, consisting of fixed income funds and cash and cash equivalents, have no specified redemption frequency and notice period, and may be redeemed daily. As of December 29, 2024, we did not have an intent to sell or otherwise dispose of these investment assets at prices different than the net asset value per share.

Our investment strategy was to protect the funded status of the defined benefit plan with a portfolio of fixed income investments and cash which was designed to offset changes in the plan’s liabilities related to changes in the discount rate. The asset allocation policy of the plan allowed for liability-hedging assets, including fixed income funds and cash. Asset allocations were reviewed periodically to ensure the allocation met the needs of the liability structure.

Estimated Future Retirement Benefit Payments
The following retirement benefit payments are expected to be paid by the respective plans:

(U.S. Dollars presented in millions)	Postretirement Benefits
2026	$0.6
2027	$0.4
2028	$0.4
2029	$0.4
2030	$0.4
Years 2031-2035	$2.9

Defined Contribution Plan Contributions
We sponsor a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions by the Company related to these plans amounted to $22.8 million, $19.9 million and $18.2 million in 2025, 2024 and 2023, respectively.
16.    Commitments
Purchase Obligations
Purchase obligations of the Company as of December 28, 2025 were $65.6 million, of which $39.3 million is due within one year. Purchase obligations include contracts for selling and administrative services and capital expenditures.

17.    Contingencies and Accrued Losses
Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the years ended 2025, 2024 and 2023.

(U.S. Dollars presented in millions)	2025	2024	2023
Reserve balance at the beginning of the year	$9.3	$12.9	$11.2
Provision for warranties issued	23.2	21.4	32.7
Settlements made (in cash or in kind)	(25.2)	(25.0)	(31.0)
Reserve balance at end of year	$7.3	$9.3	$12.9

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the SAT, issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $52.7 million USD as of December 28, 2025) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of December 28, 2025 and December 29, 2024. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.
Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of December 28, 2025 and December 29, 2024.

18.    Stock-Based Compensation
Certain of the Company’s associates participate in a stock-based compensation plan sponsored by MasterBrand, Inc. Our stock-based compensation plan, the MasterBrand, Inc. 2022 Long-Term Incentive Plan (the “Plan”), includes stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. As of December 28, 2025, approximately 7.5 million shares of common stock remained authorized for issuance under the Plan. In addition, shares of common stock that were granted and subsequently expired, terminated, cancelled or forfeited, or were used to satisfy the required withholding taxes with respect to existing awards under the Plan may be recycled back into the total numbers of shares available for issuance under the Plan. Upon the exercise or payment of stock-based awards, shares of common stock are issued from authorized common shares of MasterBrand, Inc.

Stock-based compensation expense under the MasterBrand, Inc. Plan was as follows:

(U.S. Dollars presented in millions)	2025	2024	2023
Performance awards	$1.2	$5.7	$1.2
Restricted stock units	14.9	15.8	15.6
Stock option awards	—	0.4	1.0
Total pre-tax expense	16.1	21.9	17.8
Tax benefit	4.0	5.4	4.2
Total after tax expense	$12.1	$16.5	$13.6

Performance Share Awards
Performance share awards (“PSAs”) have been granted to officers and certain associates of the Company and represent the right to earn shares of MasterBrand, Inc. common stock based on the achievement of their company-wide non-GAAP performance conditions, including average adjusted return on net tangible assets and cumulative adjusted EBITDA during the three-year performance period. Compensation cost is amortized into expense over the performance period, which is generally three years, and is based on the probability of meeting performance targets. The fair value of each PSA is based on the average of the high and low stock price on the date of grant.

During 2025, we granted 420,147 PSAs. During 2024, we granted 562,587 PSA. The following table summarizes activity with respect to PSAs outstanding under the MasterBrand, Inc. Plan:

	Number of Performance Share Awards	Weighted- Average Grant- Date Fair Value
Non-vested at December 29, 2024	950,239	$14.11
Granted	420,147	$13.16
Vested	(2,450)	$14.09
Forfeited	(101,828)	$16.04
Non-vested at December 28, 2025	1,266,108	$13.64
The remaining unrecognized pre-tax compensation cost related to PSAs at December 28, 2025 was approximately $2.6 million (based on the current estimated probability of meeting performance targets), and the weighted-average period of time over which this cost will be recognized is 1.54 years. The fair value of PSAs that vested during 2025, 2024 and 2023 was $0.1 million in each year. The weighted-average grant date fair value of PSAs that were granted during 2025, 2024 and 2023 were $13.16, $17.05 and $9.91, respectively.

Restricted Stock Units
Restricted stock units (“RSUs”) have been granted to officers and certain associates of the Company and represent the right to receive shares of MasterBrand, Inc. common stock subject to continued employment through each vesting date. RSUs generally vest ratably over a three-year period, with 1/3 vesting on the 1st anniversary of the grant date, 1/3 vesting on the 2nd anniversary of the grant date, and 1/3 vesting on the 3rd anniversary of the grant date. In addition, certain associates can elect to defer receipt of a portion of their RSU awards upon vesting. Compensation cost is recognized over the service period. We calculate the fair value of each RSU granted by using the average of the high and low stock price on the date of grant.
The following table summarizes activity with respect to RSUs outstanding under the MasterBrand, Inc. Plan:

	Number of Restricted Stock Units	Weighted- Average Grant- Date Fair Value
Non-vested at December 29, 2024	2,956,748	$11.70
Granted	1,281,825	$12.99
Vested	(1,636,475)	$10.49
Forfeited	(225,745)	$13.35
Non-vested at December 28, 2025	2,376,353	$13.08

The remaining unrecognized pre-tax compensation cost related to RSUs at December 28, 2025 was approximately $16.8 million, and the weighted-average period of time over which this cost will be recognized is 1.77 years. The fair value of RSUs that vested during 2025, 2024 and 2023 was $21.4 million, $29.5 million and $10.6 million, respectively. The weighted-average grant date fair value of RSUs that were granted during 2025, 2024 and 2023 were $12.99, $17.58 and $10.28, respectively.

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

MasterBrand, Inc. did not grant any stock options in fiscal 2025, 2024 or 2023. The fair value of MasterBrand, Inc. options granted in future periods will be estimated at the date of grant using a Black-Scholes option pricing model with assumptions for current expected dividend yield, expected volatility, risk-free interest rate and an expected term.

A summary of MasterBrand, Inc. stock option activity for the year ended December 28, 2025 was as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 29, 2024	1,334,292	$9.36
Granted	—	$—
Exercised	(4,310)	$5.92
Expired/forfeited	—	$—
Outstanding at December 28, 2025	1,329,982	$9.38

Options outstanding and exercisable at December 28, 2025 were as follows:

	Options Outstanding(a)			Options Exercisable(b)
Range Of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$5.92 to $10.76	1,329,982	4.63	$9.38	1,329,982	$9.38
(a)    At December 28, 2025, the aggregate intrinsic value of options outstanding was $2.5 million (as compared to $6.8 million at December 29, 2024).
(b)    At December 28, 2025 the weighted-average remaining contractual life of options exercisable was 4.6 years (as compared to 5.5 years at December 29, 2024) and the aggregate intrinsic value of options exercisable was $2.5 million (as compared to $6.4 million at December 29, 2024).

There is no remaining unrecognized compensation cost related to unvested awards at December 28, 2025, as all stock option awards have vested. The fair value of options that vested during the years ended 2025, 2024 and 2023 was $0.4 million, $0.8 million and $1.4 million, respectively. No options were exercised in 2024 or 2023.
19.    Accumulated Other Comprehensive Income (Loss)
Total accumulated other comprehensive loss consists of net income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive loss were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at December 25, 2022	$(8.0)	$2.8	$(9.3)	$(14.5)
Amounts classified into accumulated other comprehensive income (loss)	12.1	9.6	(3.1)	18.6
Amounts reclassified into earnings	—	(10.2)	2.4	(7.8)
Net current period other comprehensive income (loss)	12.1	(0.6)	(0.7)	10.8
Balance at December 31, 2023	$4.1	$2.2	$(10.0)	$(3.7)
Amounts classified into accumulated other comprehensive (loss) income	(27.7)	(10.1)	4.0	(33.8)
Amounts reclassified into earnings	—	2.9	1.9	4.8
Net current period other comprehensive (loss) income	(27.7)	(7.2)	5.9	(29.0)
Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)
Amounts classified into accumulated other comprehensive income	19.2	12.0	4.7	35.9
Amounts reclassified into earnings	—	(2.1)	(0.3)	(2.4)
Net current period other comprehensive income	19.2	9.9	4.4	33.5
Balance at December 28, 2025	$(4.4)	$4.9	$0.3	$0.8

20.    Stock Repurchase Programs
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
During fiscal 2025, we repurchased 1,415,429 shares of our common stock under our 2023 and 2025 Share Repurchase Authorizations. The shares were repurchased at a cost of approximately $18.1 million, or an average of $12.82 per share. During fiscal 2024 we repurchased 371,499 shares of our common stock under our 2023 Share Repurchase Authorization. The shares were repurchased at a cost of approximately $6.5 million, or an average of $17.58 per share.

As of December 28, 2025, $47.4 million remained authorized for purchase under the 2025 Share Repurchase Authorization.

21. Segment Information
The Company has one operating and reportable segment that is organized based on the nature of products the Company sells, its production and distribution mode, the internal management structure and information that is regularly provided to the chief operating decision maker (“CODM”) for the purpose of assessing performance and allocating resources.

The Company is the largest manufacturer of residential cabinets in North America with a portfolio of leading residential cabinetry products for the kitchen, bathroom and other parts of the home. Our production and distribution modes were determined to be a single reportable segment, as discrete financial information by sale distribution channel and by customer shipping location is limited to sale-related metrics, as disclosed in Note 4, "Revenue from Contracts with Customers."

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

The following summarizes the significant and other operating expenses reviewed by the CODM:

(U.S. Dollars presented in millions)	2025	2024	2023
Net sales	$2,734.7	$2,700.4	$2,726.2
Less:
Raw materials	979.0	962.3	988.1
Production labor and overhead	928.1	861.1	836.7
Non-production associate-related costs	210.6	199.2	196.2
Distribution costs	163.1	161.8	169.4
Commissions	59.0	47.2	48.4
Provision for bad debt	17.8	0.4	1.9
Amortization of intangibles	25.6	20.2	15.3
Other segment items (a)	232.5	212.5	163.9
Interest expense	74.1	74.0	65.2
Gain on sale of asset	—	(4.3)	—
Other (income) expense, net	(1.4)	(2.3)	2.4
Income tax expense	19.6	42.4	56.7
Consolidated net income	$26.7	$125.9	$182.0
(a)    Other segment items include outside service costs, acquisition-related costs, restructuring charges and other expenses.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not review segment assets at a different asset level or category.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MasterBrand, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MasterBrand, Inc. and its subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 28, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 28, 2025, appearing after Item 16 and the signatures, (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Quantitative Impairment Tests – Certain Indefinite-Lived Tradenames

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived tradenames balance was $268.1 million as of December 28, 2025, a portion of which relates to certain tradenames. Management reviews indefinite-lived tradenames for impairment annually in the fourth quarter and whenever market or business events indicate there may be a potential impairment of that intangible. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived tradename exceeds its fair value. Fair value is measured by management using the relief-from-royalty approach. Significant assumptions used to determine the estimated fair values are forecasted revenue growth rates, assumed royalty rates and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the quantitative impairment tests for certain indefinite-lived tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of certain tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates for certain tradenames; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s quantitative impairment tests for indefinite-lived tradenames, including controls over the valuation of certain indefinite-lived tradenames. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of certain tradenames, (ii) evaluating the appropriateness of the relief-from-royalty approach used by management; (iii) testing the completeness and accuracy of underlying data used in the relief-from-royalty approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, assumed royalty rates, and market-participant discount rates for certain tradenames. Evaluating management’s significant assumptions related to forecasted revenue growth rates and assumed royalty rates involved evaluating whether the significant assumptions used by management for certain tradenames were reasonable considering, (i) the current and past performance of the business associated with certain tradenames; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief-from-royalty approach and (ii) the reasonableness of the assumed royalty rate and market-participant discount rate significant assumptions for certain tradenames.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 13, 2026

We have served as the Company’s auditor since 2021.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended ("Exchange Act"). Based on this evaluation, our principal executive officer and principal financial officer, concluded that, as of December 28, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 28, 2025.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the year ended December 28, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC.

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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the applicable information set forth in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

Page
Consolidated Statements of Income for the years ended December 28, 2025, December 29, 2024, & December 31, 2023	42

Consolidated Statements of Comprehensive Income for the years ended December 28, 2025, December 29, 2024, & December 31, 2023	43

Consolidated Balance Sheets at December 28, 2025 & December 29, 2024	44

Consolidated Statements of Cash Flows for the years ended December 28, 2025, December 29, 2024, & December 31, 2023	45

Consolidated Statements of Equity for the years ended December 28, 2025, December 29, 2024, & December 31, 2023	46

Notes to Consolidated Financial Statements	47

Report of Independent Registered Public Accounting Firm (PCAOB ID Number: 238)	82

2. Financial Statement Schedule

Valuation and qualifying accounts – Allowance for cash discounts and sales allowances, customer program allowance and tax valuation allowance	91

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
		Current Report on Form 8-K (File No. 001-41545)	July 11, 2024
2.4+	Agreement and Plan of Merger, dated as of August 5, 2025, by and among MasterBrand, Inc., Maple Merger Sub, Inc., and American Woodmark Corporation	Current Report on Form 8-K (File No. 001-41545)	August 6, 2025
3.1	Corrected and Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Current Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective June 4, 2025	Current Report on Form 8-K (File No. 001-41545)	June 4, 2025
4.1	Description of Securities	Current Report on Form 10-K (File No. 001-41545)	March 10, 2023
4.2	Indenture, dated as of June 27, 2024, by and among the Company, the Subsidiary Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
4.3	Form of 7.00% Senior Notes due 2032.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
10.1	Tax Allocation Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.2	Employee Matters Agreement, dated December 14, 2022, between Fortune Brands Home & Security, Inc. and MasterBrand, Inc.	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.3	MasterBrand, Inc. 2022 Long-Term Incentive Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.4	MasterBrand, Inc. Annual Executive Incentive Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.5	Form of Severance and Change of Control Agreement*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.6	MasterBrand, Inc. Deferred Compensation Plan*	Current Report on Form 8-K (File No. 001-41545)	December 15, 2022
10.7	Amended and Restated Credit Agreement, dated as of June 27, 2024, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Current Report on Form 8-K (File No. 001-41545)	June 27, 2024
10.8	First Amendment to Amended and Restated Credit Agreement, dated as of November 3, 2025, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Current Report on Form 10-Q (File No. 001-41545)	November 5, 2025
19.1	Insider Trading Policy (x)
21.1	Subsidiaries of the Company (x)
23.1	Consent of Independent Registered Public Accounting Firm (x)

24.1	Power of Attorney (included as part of the page titled “Signatures”)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (x)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (x)
97	Dodd-Frank Clawback Policy, effective September 6, 2023	Current Report on Form 10-K (File No. 001-41545)	February 27, 2024
101.INS	XBRL Instance Document (x)
101.SCH	XBRL Taxonomy Extension Schema Document (x)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (x)
101.DEF	XBRL Taxonomy Extension Definition
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (x)
101.LAB	XBRL Taxonomy Extension Label
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: 2/13/2026	MasterBrand, Inc.

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President & Chief Executive Officer

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

Signature	Title	Date

/s/ R. David Banyard, Jr.	President, Chief Executive Officer, & a Director	2/13/2026
R. David Banyard, Jr.	(Principal Executive Officer)

/s/ Andrea H. Simon	Executive Vice President & Chief Financial Officer	2/13/2026
Andrea H. Simon	(Principal Financial Officer)

/s/ Mark A. Young	Vice President & Chief Accounting Officer	2/13/2026
Mark A. Young	(Principal Accounting Officer)

/s/ David D. Petratis	Non-Executive Chairman of the Board	2/13/2026
David D. Petratis

/s/ Catherine Y. Courage	Director	2/13/2026
Catherine Y. Courage

/s/ Juliana L. Chugg	Director	2/13/2026
Juliana L. Chugg

/s/ Robert C. Crisci	Director	2/13/2026
Robert C. Crisci

/s/ Ann Fritz Hackett	Director	2/13/2026
Ann Fritz Hackett

/s/ Jeffery S. Perry	Director	2/13/2026
Jeffery S. Perry

/s/ Patrick S. Shannon	Director	2/13/2026
Patrick S. Shannon

Schedule II Valuation and Qualifying Accounts
For the years ended December 28, 2025, December 29, 2024 and December 31, 2023

(U.S. Dollars presented in millions)	Balance at Beginning of Period	Charges(a)	Write-offs and Deductions(b)	Balance at End of Period
2025:
Allowance for cash discounts and sales allowances	$10.6	$55.6	$58.6	$7.6
Customer program allowance	34.6	132.9	135.7	31.8
Valuation allowance for deferred tax assets	3.7	4.4	—	8.1
2024:
Allowance for cash discounts and sales allowances	$4.9	$57.8	$52.1	$10.6
Customer program allowance	43.0	125.7	134.1	34.6
Valuation allowance for deferred tax assets	1.0	2.7	—	3.7
2023:
Allowance for cash discounts and sales allowances	$5.6	$73.5	$74.2	$4.9
Customer program allowance	58.3	146.5	161.8	43.0
Valuation allowance for deferred tax assets	1.2	(0.2)	—	1.0
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