Form 10-Q
period 2026-03-29
MasterBrand, Inc.
filed 2026-05-06
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 127,984,590 shares of common stock as of May 4, 2026.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	March 29, 2026	March 30, 2025
NET SALES	$618.0	$660.3
Cost of products sold	461.4	458.1
GROSS PROFIT	156.6	202.2
Selling, general and administrative expenses	155.9	154.0
Amortization of intangible assets	6.4	6.4
Restructuring charges	12.8	4.7
OPERATING (LOSS) INCOME	(18.5)	37.1
Interest expense	18.4	19.4
Other (income) expense, net	(0.8)	0.4
(LOSS) INCOME BEFORE TAXES	(36.1)	17.3
Income tax (benefit) expense	(20.7)	4.0
NET (LOSS) INCOME	$(15.4)	$13.3
Average Number of Shares of Common Stock Outstanding
Basic	127.5	127.5
Diluted	127.5	130.7
(Loss) Earnings Per Common Share
Basic	$(0.12)	$0.10
Diluted	$(0.12)	$0.10

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
NET (LOSS) INCOME	$(15.4)	$13.3
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(3.2)	1.2
Unrealized (losses) gains on derivatives:
Unrealized holding gains arising during period	0.7	1.0
Less: reclassification adjustment for (gains) losses included in net income	(3.8)	2.9
Unrealized (losses) gains on derivatives	(3.1)	3.9
Defined benefit plans:
Pension settlement gain	—	5.6
Amortization of net actuarial loss	—	0.2
Defined benefit plans	—	5.8
Other comprehensive (loss) income, before tax	(6.3)	10.9
Income tax expense related to items of other comprehensive income	—	(1.4)
Other comprehensive (loss) income, net of tax	(6.3)	9.5
COMPREHENSIVE (LOSS) INCOME	$(21.7)	$22.8
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	March 29, 2026	December 28, 2025
ASSETS
Current assets
Cash and cash equivalents	$138.4	$183.3
Accounts receivable, net	217.7	150.4
Inventories	271.7	269.1
Other current assets	107.1	93.1
TOTAL CURRENT ASSETS	734.9	695.9
Property, plant and equipment, net of accumulated depreciation	494.0	503.1
Operating lease right-of-use assets, net of accumulated amortization	182.7	189.1
Goodwill	1,127.1	1,127.5
Other intangible assets, net of accumulated amortization	540.8	547.7
Other assets	37.2	37.1
TOTAL ASSETS	$3,116.7	$3,100.4
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$175.1	$203.7
Current operating lease liabilities	24.3	24.3
Other current liabilities	154.5	187.7
TOTAL CURRENT LIABILITIES	353.9	415.7
Long-term debt	1,084.9	974.5
Deferred income taxes	166.4	171.6
Other postretirement plan liabilities	3.8	3.9
Operating lease liabilities	171.1	175.2
Other non-current liabilities	16.1	14.9
TOTAL LIABILITIES	1,796.2	1,755.8
Contingencies and Accrued Losses (Note 14)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 133.9 million issued and 128.0 million outstanding as of March 29, 2026; 132.6 million issued and 127.2 million outstanding as of December 28, 2025)	1.3	1.3
Paid-in capital	60.1	55.8
Treasury stock, at cost	(77.1)	(70.4)
Accumulated other comprehensive (loss) income	(5.5)	0.8
Retained earnings	1,341.7	1,357.1
TOTAL EQUITY	1,320.5	1,344.6
TOTAL LIABILITIES AND EQUITY	$3,116.7	$3,100.4

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
OPERATING ACTIVITIES
Net (loss) income	$(15.4)	$13.3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	16.3	16.4
Amortization of intangibles	6.4	6.4
Restructuring charges, net of cash payments	5.8	3.1
Amortization of finance fees	0.7	0.7
Stock-based compensation	4.3	5.1
Recognition of pension settlement charge	—	0.3
Changes in operating assets and liabilities:
Accounts receivable	(67.6)	(30.0)
Inventories	(2.8)	(12.2)
Other current assets	(17.2)	5.9
Accounts payable	(24.6)	(0.1)
Accrued expenses and other current liabilities	(39.4)	(38.0)
Other items	0.5	(2.3)
NET CASH USED IN OPERATING ACTIVITIES	(133.0)	(31.4)
INVESTING ACTIVITIES
Capital expenditures(a)	(13.2)	(9.8)
Proceeds from the disposition of assets	0.2	—
NET CASH USED IN INVESTING ACTIVITIES	(13.0)	(9.8)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	150.0	95.0
Repayment of revolving credit facility borrowings	(40.0)	(45.0)
Payment of financing fees	(1.0)	—
Repurchase of common stock	—	(11.4)
Payments of employee taxes withheld from share-based awards	(6.7)	(4.5)
Other items	(0.7)	(0.6)
NET CASH PROVIDED BY FINANCING ACTIVITIES	101.6	33.5
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1.1)	0.2
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(45.5)	$(7.5)
Cash, cash equivalents, and restricted cash at beginning of period	$183.9	$121.6
Cash, cash equivalents, and restricted cash at end of period	$138.4	$114.1

Cash and cash equivalents	$138.4	$113.5
Restricted cash included in other assets	—	0.6
Total cash, cash equivalents and restricted cash	$138.4	$114.1
(a)    Capital expenditures of $5.3 million and $4.6 million that have not been paid as of March 29, 2026 and March 30, 2025, respectively, were excluded from the condensed consolidated statements of cash flows.
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7
Comprehensive income:
Net income	—	—	—	—	—	13.3	13.3
Other comprehensive income	—	—	—	—	9.5	—	9.5
Stock-based compensation	0.4	—	5.1	(4.5)	—	—	0.6
Stock repurchase program	(0.8)	—	—	(11.4)	—	—	(11.4)
Balance at March 30, 2025	127.2	$1.3	$44.8	$(59.9)	$(23.2)	$1,343.7	$1,306.7

Balance at December 28, 2025	127.2	$1.3	$55.8	$(70.4)	$0.8	$1,357.1	$1,344.6
Comprehensive income:
Net loss	—	—	—	—	—	(15.4)	(15.4)
Other comprehensive loss	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation	0.8	—	4.3	(6.7)	—	—	(2.4)
Balance at March 29, 2026	128.0	$1.3	$60.1	$(77.1)	$(5.5)	$1,341.7	$1,320.5
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

Basis of Presentation Our consolidated financial statements are based on a 52- or 53-week fiscal year ending on the last Sunday in December in each calendar year. Our fiscal 2026 and 2025 consist of 52 weeks ending on December 27, 2026 and December 28, 2025, respectively.

The condensed consolidated balance sheet as of March 29, 2026, as well as the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the thirteen weeks ended March 29, 2026 and the thirteen weeks ended March 30, 2025 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring accruals, considered necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

The condensed consolidated financial statements and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in our audited consolidated financial statements and notes. The 2025 condensed consolidated balance sheet was derived from our audited consolidated financial statements, but does not include all disclosures required by United States Generally Accepted Accounting Principles (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

Tariffs
On February 20, 2026, the Supreme Court of the United States (the “Supreme Court”) issued a decision in Learning Resources, Inc. v. Trump and Trump v. V.O.S. Selections, Inc., two appeals concerning tariffs President Trump imposed under the International Emergency Economic Powers Act (“IEEPA”). The Supreme Court held that the IEEPA does not give the President authority to impose tariffs. The Supreme Court thus affirmed a lower court decision that invalidated two sets of IEEPA tariffs: one set of tariffs on imports from Canada, Mexico, and the People's Republic of China based on declared emergencies concerning illicit drugs, and another set of tariffs on most other U.S. imports based on a declared emergency concerning the U.S. trade deficit. The Supreme Court ruling did not specifically address refunds.

On March 4, 2026, the Court of International Trade (“CIT”) ordered the Trump administration (the “Administration”) to begin refunding all tariffs imposed under the IEEPA. The Company paid approximately $11.7 million in IEEPA tariffs prior to the Supreme Court decision. No further tariffs under the IEEPA were paid subsequent to the Supreme Court decision. However, the prospective beneﬁt of the elimination of the IEEPA tariffs was approximately offset by the immediate implementation of new tariffs under Section 122 of the Trade Act of 1974. The Company intends to maintain all legal and administrative rights to potential recovery of IEEPA tariffs paid. We are accounting for any such recoveries under the GAAP gain contingency model. No receivable has been recognized as of March 29, 2026 due to uncertainty regarding the realizability of the refund process and administrative approval.

2. Recently Issued Accounting Standards

Accounting Standards Issued and Adopted
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in ASU 2025-05 provide a practical expedient that allows entities to assume current economic conditions as of the balance sheet date will remain unchanged throughout the reasonable and supportable forecast period when estimating expected credit losses for eligible financial assets, including trade receivables and contract assets. ASU 2025-05 is effective for fiscal periods beginning after December 15, 2025, including interim periods within those fiscal years. The adoption of ASU 2025-05 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The amendments in ASU 2025-06 clarify and refine the criteria for capitalizing costs related to internal-use software. Under the new guidance, capitalization is permitted when both of the following conditions are met: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal periods beginning after December 15, 2027, and interim periods thereafter. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” to clarify and reorganize GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. The amendment is effective for the Company for interim periods in 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 29, 2026 did not and are not expected to have a material impact on our financial position, results of operations or cash flows.

3. Acquisition of American Woodmark

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

The closing of the Merger, which is expected to occur in the second calendar quarter of 2026, is subject to the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of other customary closing conditions. As previously disclosed, on November 7, 2025, the Company and American Woodmark each received a Request for Additional Information and Documentary Material (the "Second Request") from the U.S. Federal Trade Commission (the "FTC") in connection with the Merger. The Company and American Woodmark continue to work cooperatively with the FTC to obtain regulatory clearance for the Merger as expeditiously as possible. Both companies received the necessary shareholder approval at their respective special meetings of shareholders held on October 30, 2025.

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

The Company amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw term loan commitments that will be used to repay and terminate American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. See Note 10, "Debt," for further discussion of our original credit agreement.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.2 million and $2.1 million as of March 29, 2026 and December 28, 2025, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen weeks ended March 29, 2026 and March 30, 2025.

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
Net Sales by Channel
Dealers(a)	$327.8	$353.1
Retailers(b)	216.5	223.5
Builders(c)	73.7	83.7
Net sales	$618.0	$660.3
Net Sales by Shipping Location
United States	$592.0	$635.0
Canada	21.5	21.9
Mexico	4.5	3.4
Net sales	$618.0	$660.3
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

The following table summarizes the activity for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
Beginning balance	$17.4	$3.0
Bad debt provision	0.4	0.2
Uncollectible accounts written off, net of recoveries	(0.1)	(2.1)
Ending balance	$17.7	$1.1

The Company increased the allowance for doubtful accounts by $17.1 million as a result of the Company’s assessment of the collectability of a specific customer’s receivable balance as of December 28, 2025. The charge, which related entirely to sales recognized in 2025, was based upon the Company’s assessment of the customer’s specific facts and circumstances, including its financial outlook and liquidity.

5. (Loss) Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic (loss) earnings per share and diluted (loss) earnings per share for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	13 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	March 29, 2026	March 30, 2025
Numerator:
Numerator for basic and diluted (loss) earnings per share - Net (loss) income	$(15.4)	$13.3
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares outstanding	127.5	127.5
Effect of dilutive securities - stock-based awards	—	3.2
Denominator for diluted (loss) earnings per share - weighted average shares outstanding	127.5	130.7
(Loss) earnings per share:
Basic	$(0.12)	$0.10
Diluted	$(0.12)	$0.10

Due to the net loss during the thirteen weeks ended March 29, 2026, all potential common shares were anti‑dilutive and have been excluded from the calculation of diluted loss per share.

6. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	March 29, 2026	December 28, 2025
Inventories:
Raw materials and supplies	$184.4	$193.1
Work in process	24.9	24.6
Finished products	62.4	51.4
Total inventories	$271.7	$269.1
Property, plant and equipment:
Land and improvements	$42.0	$41.8
Buildings and improvements to leaseholds	388.0	388.8
Machinery and equipment	696.7	684.7
Construction in progress	33.1	44.0
Property, plant and equipment, gross	1,159.8	1,159.3
Less: accumulated depreciation	665.8	656.2
Property, plant and equipment, net of accumulated depreciation	$494.0	$503.1
Other current liabilities:
Accrued salaries, wages and other compensation	$36.7	$63.3
Accrued income and other taxes	12.9	15.3
Interest payable	11.0	23.0
Accrued restructuring	8.2	2.4
Accrued product warranties	7.4	7.3
Other accrued expenses	78.3	76.4
Total other current liabilities	$154.5	$187.7

7. Goodwill and Identifiable Intangible Assets
We had goodwill of $1,127.1 million and $1,127.5 million as of March 29, 2026 and December 28, 2025, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 28, 2025	$1,127.5
2026 translation adjustments	(0.4)
Balance at March 29, 2026	$1,127.1
The gross carrying value and accumulated amortization by class of intangible assets as of March 29, 2026 and December 28, 2025 were as follows:

	March 29, 2026			December 28, 2025
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames	$267.5	$—	$267.5	$268.1	$—	$268.1
Amortizable intangible assets
Tradenames	10.2	(10.2)	—	10.3	(10.3)	—
Customer and contractual relationships	536.5	(263.2)	273.3	536.8	(257.2)	279.6
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	557.7	(284.4)	273.3	558.1	(278.5)	279.6
Total identifiable intangibles	$825.2	$(284.4)	$540.8	$826.2	$(278.5)	$547.7

There were no impairments of goodwill or indefinite-lived assets for the thirteen weeks ended March 29, 2026. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. During the quarter ended March 29, 2026, the Company’s market capitalization declined and, at times, was below the carrying value of its net assets. Management evaluated whether this decline, together with other macroeconomic, industry and company-specific factors, constituted a triggering event requiring an interim goodwill impairment test. After considering the short-term and temporary nature of the stock price decline, the Company’s forecasted operating performance and cash flows from operations, and the implied control premium when comparing market capitalization to an internal valuation, management concluded that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount. Accordingly, no impairment assessment was conducted in the thirteen weeks ended March 29, 2026. However, it is possible that future changes in the macroeconomic environment, or other company-specific factors, may constitute a triggering event and require the Company to perform an impairment analysis in the future to determine if the fair value of the Company's reporting units is less than its carrying amount.

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

As of and for the thirteen weeks ended March 29, 2026 and March 30, 2025, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at March 29, 2026, was $52.4 million, representing a net settlement asset of $2.6 million. Based on foreign exchange rates as of March 29, 2026, we estimate that the $1.8 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive (loss) income as of March 29, 2026, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of March 29, 2026 and December 28, 2025 were:

(U.S. Dollars presented in millions)	Location	March 29, 2026	December 28, 2025
Assets:
Foreign exchange contracts	Other current assets	$2.7	$6.1
	Total assets	$2.7	$6.1
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.1	$—
	Total liabilities	$0.1	$—

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive (loss) income for the thirteen weeks ended March 29, 2026 and March 30, 2025 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive (loss) income and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive (Loss) Income for Cash Flow Hedging Relationships
	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
Foreign exchange contracts:
Unrealized holding gains arising during period	$0.7	$1.0
Less: reclassification adjustment for (gains) losses included in net income	(3.8)	2.9
Unrealized (losses) gains on derivatives	$(3.1)	$3.9

The effects of fair value hedging financial instruments included in other (income) expense, net on the condensed consolidated statements of income for the thirteen weeks ended March 29, 2026 and March 30, 2025 were:

	Amount Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
Foreign exchange contracts:
Hedged items	$0.1	$(0.2)
Net gains (losses) recognized in earnings	$0.1	$(0.2)

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

We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 3, "Acquisitions," and Note 9, "Goodwill and Identifiable Intangible Assets," in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Assets and liabilities measured at fair value on a recurring basis as of March 29, 2026 and December 28, 2025 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	March 29, 2026	December 28, 2025
Assets:
Derivative asset financial instruments (Level 2)	$2.7	$6.1
Deferred compensation program assets (Level 2)	12.0	10.2
Total assets	$14.7	$16.3
Liabilities:
Derivative liability financial instruments (Level 2)	$0.1	$—
The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
The estimated fair value of the Company's debt, including current maturities, is based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of March 29, 2026, the fair value of total debt was $1,072.5 million compared to the carrying value of $1,095.0 million, excluding deferred financing costs. As of December 28, 2025, the fair value of total debt was $1,009.1 million compared to the carrying value of $985.0 million, excluding deferred financing costs.

10. Debt
The following table provides a summary of the Company’s debt as of March 29, 2026 and December 28, 2025, including the carrying value of the debt less debt issuance costs:

	March 29, 2026	December 28, 2025
(U.S. Dollars presented in millions)	Long-term	Long-term
Revolving credit facility due June 2029	$395.0	$285.0
7.00% Senior Notes due 2032	700.0	700.0
	1,095.0	985.0
Less: Unamortized debt issuance costs	(10.1)	(10.5)
Total	$1,084.9	$974.5

2024 Refinancing Transaction
On June 27, 2024, the Company completed a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”), which amended and restated the Company’s 2022 credit agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: (1) refinance the 2022 credit agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), (2) fund the acquisition of Dura Investment Holdings LLC, the parent company of Supreme Cabinetry Brands, Inc. (“Supreme”) on July 10, 2024, and (3) pay all fees and expenses related to the foregoing transactions.

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

The Senior Notes had an outstanding balance of $700.0 million as of March 29, 2026. As of March 29, 2026, prepaid debt issuance costs related to the Senior Notes were $10.1 million and are being amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets.

The 2024 Credit Agreement provides for a 5-year, $750.0 million revolving credit facility. The revolving credit facility is not subject to amortization and will mature in June 2029. The 2024 Credit Agreement is secured by certain assets as well as the guarantee of certain of our subsidiaries. Interest rates under the revolving credit facility are variable based on the SOFR, or, at the Company’s option, at a base reference rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) the rate of interest last quoted by JPMorgan Chase Bank, N.A., as administrative agent as its “prime rate” and (iii) the one-month SOFR rate plus 1.00 percent (the “Base Rate”), plus, as applicable, a margin ranging from 1.625 percent to 2.25 percent per annum for SOFR-based loans and ranging from 0.625 percent to 1.25 percent per annum for Base Rate-based loans, in each case, depending on the Company’s net leverage ratio. The Company also pays customary agency fees and a commitment fee based on the daily unused portion of the revolving credit facility ranging from 0.20 percent to 0.30 percent per annum, depending on its net leverage ratio.

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

The Company amended its 2024 Credit Agreement on March 26, 2026 (the “Second Amendment”), which (i) added a new category of pricing in respect of the margin over the base reference rate as to loans thereunder and (ii) changed the threshold for the net leverage ratio financial covenant and minimum interest coverage ratio financial covenant in the 2024 Credit Agreement until (but excluding) the earlier of (A) January 1, 2027 and (B) the date that MasterBrand’s Merger with American Woodmark becomes effective. Under the Second Amendment, the new financial covenant does not permit the Company to allow its net leverage ratio to exceed, (i) 3.75 to 1.00 for the fiscal quarter ending on or about March 31, 2026, (ii) 4.00 to 1.00 for the fiscal quarters ending on or about June 30, 2026 and September 30, 2026 and (iii) 3.75 to 1.00 for the fiscal quarter ending on or about December 31, 2026. The Second Amendment also changed the required minimum interest coverage ratio to 2.75 to 1.00 until the earlier of January 1, 2027 or the effective date of the Merger with American Woodmark. As of March 29, 2026, prepaid debt issuance costs related to the Second Amendment, which are amortized over the term of the debt, totaled $1.0 million which has been included in other assets in our condensed consolidated balance sheet.

The Company was in compliance with all of its debt covenants as of March 29, 2026 and December 28, 2025.

2025 Refinancing Transaction
The Company previously amended its 2024 Credit Agreement on November 3, 2025 (the “First Amendment”) to obtain $375.0 million of delayed draw term loan commitments that will be used to repay and terminate American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. The interest rate of the delayed draw term loans is a variable rate based on SOFR, plus a margin depending on the Company’s net leverage ratio. The delayed draw term loans will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and there were no material changes to the covenants in place under the 2024 Credit Agreement as a result of this amendment. As of March 29, 2026, prepaid debt issuance costs related to the First Amendment, which are amortized over the term of the debt, totaled $2.0 million, of which $0.5 million has been included in other current assets, and $1.5 million has been included in other assets in our condensed consolidated balance sheet.

The revolving credit facility had an outstanding balance of $395.0 million as of March 29, 2026 and had $332.3 million of availability. Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. As of March 29, 2026, prepaid debt issuance costs related to the 2024 Credit Agreement were $3.3 million and are being amortized over the term of the debt. At March 29, 2026, these costs are included in other assets in our condensed consolidated balance sheet.

Interest paid on debt was $29.8 million for the thirteen weeks ended March 29, 2026, and $33.4 million for the thirteen weeks ended March 30, 2025.

11. Restructuring Charges
For the thirteen weeks ended March 29, 2026, we recognized restructuring charges of $12.8 million. For the thirteen weeks ended March 30, 2025, we recognized restructuring charges of $4.7 million. The restructuring charges for the thirteen weeks ended March 29, 2026 were primarily related to the implementation of a voluntary and involuntary separation program that reduced overall headcount, primarily in our corporate functions. Restructuring charges for the period ended March 30, 2025 were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at December 28, 2025	Provision(b)	Cash Expenditures(a)(b)	Non-cash Writeoffs	Balance at March 29, 2026
Workforce reduction costs	$2.5	$11.0	$(5.4)	$—	$8.1
Other	(0.1)	1.8	(1.6)	—	0.1
	$2.4	$12.8	$(7.0)	$—	$8.2

(U.S. Dollars presented in millions)	Balance at December 29, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at March 30, 2025
Workforce reduction costs	$4.8	$3.9	$(1.0)	$—	$7.7
Other	0.1	0.8	(0.6)	(0.3)	—
	$4.9	$4.7	$(1.6)	$(0.3)	$7.7
(a)    Cash expenditures primarily related to severance charges.
(b)    During the thirteen weeks ended March 29, 2026, the Company implemented a voluntary and involuntary separation program to reduce overall headcount, primarily in our corporate functions. As a result of the workforce reduction, the Company recorded $8.1 million of one-time termination benefit costs for employees who voluntarily and involuntarily terminated their employment with the Company during the quarter, of which $1.1 million was paid out during the thirteen weeks ended March 29, 2026.

12. Income Taxes

The effective income tax rates for the thirteen weeks ended March 29, 2026 and March 30, 2025, were 57.3 percent and 23.1 percent, respectively. The net increase in effective tax rate between the periods is primarily due to unfavorable changes in pre-tax income relative to permanent tax adjustments, nondeductible acquisition-related transaction costs, foreign taxes, deferred tax adjustments due to foreign tax election and foreign exclusions, partially offset by lower state and local income taxes and a reduction in valuation allowance.

The difference between our effective income tax rate for the thirteen weeks ended March 29, 2026, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, deferred tax adjustments due to foreign tax elections, nondeductible acquisition-related transaction costs and foreign taxes, partially offset by favorable adjustments for foreign exclusions and tax credits.

13. Pension and Other Postretirement Plans
We had a defined benefit pension plan in the United States covering many of the Company’s associates that was frozen to new participants, with benefit accruals frozen for active participants on or before December 31, 2016. In addition, the Company provides postretirement health care and life insurance benefits to certain retirees.

On February 18, 2025, the Company completed the purchase of group annuity contracts with an insurance company, in which the liability, plan administration and payout of benefits were irrevocably transferred. In June 2025, the insurance company began paying plan benefits to eligible plan participants through the group annuity contracts.

As a result of the termination of the defined benefit pension plan, the Company recognized a surplus in plan assets of $7.2 million. The Company used the surplus to satisfy other Company obligations for qualified replacement plans. As of December 28, 2025, there were no remaining surplus funds held within the defined benefit pension plan and the plan is closed.

14. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen weeks ended March 29, 2026 and March 30, 2025.

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
Reserve balance at the beginning of the period	$7.3	$9.3
Provision for warranties issued	6.8	5.9
Settlements made (in cash or in kind)	(6.7)	(6.4)
Reserve balance at the end of the period	$7.4	$8.8

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $52.1 million U.S. dollars as of March 29, 2026) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of March 29, 2026 and December 28, 2025. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of March 29, 2026 and December 28, 2025.

15. Accumulated Other Comprehensive (Loss) Income
Total accumulated other comprehensive (loss) income consists of net (loss) income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirteen weeks ended March 29, 2026 and March 30, 2025 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2025	$(4.4)	$4.9	$0.3	$0.8
Amounts classified into accumulated other comprehensive (loss) income	(3.2)	0.7	—	(2.5)
Amounts reclassified into earnings	—	(3.8)	—	(3.8)
Net current period other comprehensive loss	(3.2)	(3.1)	—	(6.3)
Balance at March 29, 2026	$(7.6)	$1.8	$0.3	$(5.5)

Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)
Amounts classified into accumulated other comprehensive income	1.2	1.0	4.2	6.4
Amounts reclassified into earnings	—	2.9	0.2	3.1
Net current period other comprehensive income	1.2	3.9	4.4	9.5
Balance at March 30, 2025	$(22.4)	$(1.1)	$0.3	$(23.2)

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

During the thirteen weeks ended March 29, 2026, we did not repurchase any shares of our common stock. During the thirteen weeks ended March 30, 2025, we repurchased 838,984 shares of our common stock under the 2023 Share Repurchase Authorization. The shares were repurchased at a cost of approximately $11.4 million, or an average of $13.60 per share.

As of March 29, 2026, $47.4 million remained authorized for the purchase under the 2025 Share Repurchase Authorization.

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

Our chief executive officer is our CODM. The CODM uses net (loss) income predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances from net (loss) income on a monthly basis when making decisions about allocating capital resources to the reportable segment. The CODM also uses net (loss) income for evaluating the performance of the reportable segment and in determining the compensation of certain employees.

The following summarizes the significant and other operating expenses reviewed by the CODM:

	13 Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
Net sales	$618.0	$660.3
Less:
Raw materials	232.2	232.7
Production labor and overhead	229.2	225.4
Non-production associate-related costs	54.1	55.1
Distribution costs	39.0	36.7
Commissions	13.3	12.8
Amortization of intangibles	6.4	6.4
Other segment items(a)	62.3	54.1
Interest expense	18.4	19.4
Other (income) expense, net	(0.8)	0.4
Income tax (benefit) expense	(20.7)	4.0
Net (loss) income	$(15.4)	$13.3
(a)    Other segment items include outside service costs, acquisition-related costs, restructuring charges and other expenses.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not review segment assets at a different asset level or category.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 within Part I, Item 1A.

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

On August 6, 2025, we announced the execution of a definitive agreement whereby the Company will combine with American Woodmark in an all-stock transaction. Merger Sub, a direct wholly owned subsidiary of the Company, will merge with and into American Woodmark, with American Woodmark surviving the merger and continuing as a wholly owned subsidiary of the Company. The closing of the Merger, which is expected to occur in the second calendar quarter of 2026, is subject to the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of other customary closing conditions. Both companies received the necessary shareholder approval at their respective special meetings of shareholders held on October 30, 2025.

In February 2026, we announced plans to implement $30 million of planned cost reductions. The cost reductions, which are primarily in selling, general and administrative expenses, began in the first quarter of 2026, with full realization expected by the end of fiscal 2026. As part of these cost reductions, during the thirteen weeks ended March 29, 2026, the Company implemented a voluntary and involuntary separation program to reduce overall headcount, primarily in our corporate functions. As a result of the workforce reduction, the Company recorded $8.1 million of one-time termination benefit costs for employees who voluntarily and involuntarily terminated their employment with the Company during the quarter.

Recent Developments

Tariffs
The Company continues to actively monitor recent trade policy and tariff announcements, including the Section 232 tariffs on timber, lumber, and derivative wood products (including kitchen cabinets, vanities and related wood products), effective October 14, 2025. As a result of the Section 232 proceedings, a 10 percent tariff applies to softwood lumber and timber imports, and a 25 percent tariff applies to kitchen cabinets and vanities, although the tariff on cabinets and vanities may increase after January 1, 2027. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, have resulted in and could further result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions and adjust our mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure as trade policy evolves. The uncertain and evolving market dynamics and global trade environment could have a material adverse effect on the Company’s business, financial condition, and results of operations.

On February 20, 2026, the Supreme Court issued a decision in Learning Resources, Inc. v. Trump and Trump v. V.O.S. Selections, Inc., two appeals concerning tariffs President Trump imposed under the IEEPA. The Supreme Court held that the IEEPA does not give the President authority to impose tariffs. The Supreme Court thus affirmed a lower court decision that invalidated two sets of IEEPA tariffs: one set of tariffs on imports from Canada, Mexico, and the People's Republic of China based on declared emergencies concerning illicit drugs, and another set of tariffs on most other U.S. imports based on a declared emergency concerning the U.S. trade deficit. The Supreme Court ruling did not specifically address refunds.

On March 4, 2026, the CIT ordered the Administration to begin refunding all tariffs imposed under the IEEPA. The Company paid approximately $11.7 million in IEEPA tariffs prior to the Supreme Court decision. No further tariffs under the IEEPA were paid subsequent to the Supreme Court decision. However, the prospective benefit of the elimination of the IEEPA tariffs was approximately offset by the immediate implementation of new tariffs under Section 122 of the Trade Act of 1974. The Company intends to maintain all legal and administrative rights to potential recovery of IEEPA tariffs paid. We are accounting for any such recoveries under the GAAP gain contingency model. No receivable has been recognized as of March 29, 2026 due to uncertainty regarding the realizability of the refund process and administrative approval.

OBBBA
On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was enacted into U.S. law. The OBBBA includes changes to several corporate tax provisions, including tax deductions for qualified research expenditures, U.S. international tax provisions, changes to business interest expense limitations and bonus depreciation. The OBBBA legislation does not materially impact our 2025 or 2026 annual effective tax rates but reduced 2025 cash taxes paid.

Pillar Two
In 2024, certain jurisdictions in which we operate enacted, or announced their intention to enact, legislation consistent with one or more Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two"). The model rules include qualified domestic minimum top-up taxes, income inclusion rules, and undertaxed profit rules all aimed at ensuring that multinationals pay a minimum effective corporate tax rate of 15 percent in each jurisdiction in which they operate, with some rules effective in 2024, 2025 and 2026. The Pillar Two legislation was enacted in certain jurisdictions in which we operate and unfavorably impacts our annual effective tax rate. Further changes to our entity structure, enacted local legislation, or changes in jurisdictions in which we operate could also impact our effective tax rate in fiscal 2026.
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

Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2026,” or “fiscal 2026” refers to our 2026 fiscal year that is a 52-week period that will end on December 27, 2026; and (2) “2025,” or “fiscal 2025” refers to our 2025 fiscal year that was a 52-week period that ended on December 28, 2025. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the first quarter of 2026” refers to the thirteen week period that ended on March 29, 2026; and (2) “the first quarter of 2025” refers to the thirteen week period that ended on March 30, 2025.

Results of Operations

The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025.

Thirteen Weeks Ended March 29, 2026 Compared to the Thirteen Weeks Ended March 30, 2025

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	$ change	% change	March 30, 2025
NET SALES	$618.0	$(42.3)	(6.4)%	$660.3
Cost of products sold	461.4	3.3	0.7%	458.1
GROSS PROFIT	156.6	(45.6)	(22.6)%	202.2
Selling, general and administrative expenses	155.9	1.9	1.2%	154.0
Amortization of intangible assets	6.4	—	—%	6.4
Restructuring charges	12.8	8.1	n/m(1)	4.7
OPERATING (LOSS) INCOME	(18.5)	(55.6)	n/m(1)	37.1
Interest expense	18.4	(1.0)	(5.2)%	19.4
Other (income) expense, net	(0.8)	(1.2)	n/m(1)	0.4
(LOSS) INCOME BEFORE TAXES	(36.1)	(53.4)	n/m(1)	17.3
Income tax (benefit) expense	(20.7)	(24.7)	n/m(1)	4.0
NET (LOSS) INCOME	$(15.4)	$(28.7)	n/m(1)	$13.3
__________
(1) Not meaningful.

Net sales
Net sales were $618.0 million for the thirteen weeks ended March 29, 2026 compared to $660.3 million for the thirteen weeks ended March 30, 2025, a decline of $42.3 million, or 6.4 percent. The lower net sales from the thirteen weeks ended March 30, 2025 was driven primarily by lower sales unit volume of $42.0 million and the unfavorable combined net impact of price and mix on our overall average selling price of $1.1 million. Overall end market demand was weaker in the first quarter of 2026 compared to the first quarter of 2025 in the repair and remodel and single-family new construction markets. Foreign currency impact was favorable by $0.8 million during the thirteen weeks ended March 29, 2026 as compared to the thirteen weeks ended March 30, 2025.

Compared to the thirteen weeks ended March 30, 2025, net sales to dealers, whose end customers include builders, professional trades and home remodelers, declined $25.3 million, or 7.2 percent, net sales to retailers, including through their respective retail internet website portals, declined $7.0 million, or 3.1 percent, and net sales directly to builders declined $10.0 million, or 11.9 percent.

Cost of products sold
Cost of products sold increased by $3.3 million, or 0.7 percent, to $461.4 million (74.7 percent of net sales) in the thirteen weeks ended March 29, 2026 as compared to $458.1 million (69.4 percent of net sales) in the thirteen weeks ended March 30, 2025. The increase in cost of products sold was driven primarily by the combined net impact of costs and mix of $31.9 million, partially offset by lower sales unit volume of $28.6 million. In the first quarter of 2026, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.9 million, or 1.2 percent, to $155.9 million (25.2 percent of net sales) in the thirteen weeks ended March 29, 2026 compared to $154.0 million (23.3 percent of net sales) in the thirteen weeks ended March 30, 2025. The increase in the thirteen weeks ended March 29, 2026 is primarily due to increased acquisition-related costs ($4.0 million) and distribution costs ($2.5 million). These increases were partially offset by lower commission costs ($1.3 million), as a result of the decrease in sales unit volume, advertising costs ($0.9 million), professional fees ($0.9 million) and cost savings initiatives ($0.4 million).

Restructuring charges
Restructuring charges were $12.8 million in the thirteen weeks ended March 29, 2026, as compared to restructuring charges of $4.7 million in the thirteen weeks ended March 30, 2025. The increase in the thirteen weeks ended March 29, 2026 is primarily due to the implementation of a voluntary and involuntary separation program to reduce overall headcount, primarily in our corporate functions. As a result of the workforce reduction, the Company recorded $8.1 million of one-time termination benefit costs for employees who voluntarily and involuntarily terminated their employment with the Company during the quarter.

Interest expense
Interest expense was $18.4 million in the thirteen weeks ended March 29, 2026 as compared to $19.4 million in the thirteen weeks ended March 30, 2025. The decrease in interest expense for the thirteen weeks ended March 29, 2026 is due to the lower average outstanding debt balance as compared to the thirteen weeks ended March 30, 2025.

Other (income) expense, net
Other income, net was $0.8 million in the thirteen weeks ended March 29, 2026, an increase of $1.2 million as compared to other expense, net of $0.4 million in the thirteen weeks ended March 30, 2025. This increase was primarily due to higher transactional foreign currency gains in the first quarter of 2026, as compared to the first quarter of 2025, due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen week periods ended March 29, 2026 and March 30, 2025 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
(Loss) income before taxes	$(36.1)	$17.3
Income tax (benefit) expense	(20.7)	4.0
Effective tax rate	57.3%	23.1%

The effective income tax rates for the thirteen weeks ended March 29, 2026 and March 30, 2025, were 57.3 percent and 23.1 percent, respectively. The net increase in effective tax rate between the periods is primarily due to unfavorable changes in pre-tax income relative to permanent tax adjustments, nondeductible acquisition-related transaction costs, foreign taxes, deferred tax adjustments due to foreign tax election and foreign exclusions, partially offset by lower state and local income taxes and a reduction in valuation allowance.

The difference between our effective income tax rate for the thirteen weeks ended March 29, 2026, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, deferred tax adjustments due to foreign tax elections, nondeductible acquisition-related transaction costs and foreign taxes, partially offset by favorable adjustments for foreign exclusions and tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

On November 18, 2022, we entered into a 5-year, $1.25 billion credit agreement, consisting of a $750.0 million term loan and a $500.0 million revolving credit facility. On June 27, 2024, the Company refinanced this debt by completing the Offering of $700.0 million aggregate principal amount of Senior Notes and entered into the 2024 Credit Agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: (1) refinance the 2022 credit agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), (2) fund the acquisition of Supreme on July 10, 2024, and (3) to pay all fees and expenses related to the foregoing transactions. In July 2024, upon closing, we funded the acquisition with a combination of cash on hand and $430.0 million of proceeds from the revolving credit facility provided for by the 2024 Credit Agreement.

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

The Company entered into the Second Amendment of its 2024 Credit Agreement on March 26, 2026, which (i) added a new category of pricing in respect of the margin over the base reference rate as to loans thereunder and (ii) changed the threshold for the net leverage ratio financial covenant and minimum interest coverage ratio financial covenant in the 2024 Credit Agreement until (but excluding) the earlier of (A) January 1, 2027 and (B) the date that MasterBrand’s Merger with American Woodmark becomes effective. Under the Second Amendment, the new financial covenant does not permit the Company to allow its net leverage ratio to exceed, (i) 3.75 to 1.00 for the fiscal quarter ending on or about March 31, 2026, (ii) 4.00 to 1.00 for the fiscal quarters ending on or about June 30, 2026 and September 30, 2026 and (iii) 3.75 to 1.00 for the fiscal quarter ending on or about December 31, 2026. The Second Amendment also changed the required minimum interest coverage ratio to 2.75 to 1.00 until the earlier of January 1, 2027 or the effective date of the Merger with American Woodmark. The Company was in compliance with all of its debt covenants as of March 29, 2026.

The Company previously amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw term loan commitments that will be used to repay and terminate American Woodmark’s existing indebtedness, the funding of which is dependent on the closing of the Merger. The interest rate of the delayed draw term loans is a variable rate based on the SOFR, plus, a margin depending on the Company’s net leverage ratio. The delayed draw term loans will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and the amendment did not result in any material changes to the covenants in place under the 2024 Credit Agreement.

As of March 29, 2026, we had $1,084.9 million outstanding in third-party borrowings, net of deferred financing fees.
Cash Flows
Below is a summary of cash flows for the thirteen weeks ended March 29, 2026 and March 30, 2025.

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	March 29, 2026	March 30, 2025
Net cash used in operating activities	$(133.0)	$(31.4)
Net cash used in investing activities	(13.0)	(9.8)
Net cash provided by financing activities	101.6	33.5
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	0.2
Net decrease in cash, cash equivalents and restricted cash	$(45.5)	$(7.5)

Net cash used in operating activities was $133.0 million in the first quarter of 2026 as compared to $31.4 million in the first quarter of 2025. Net loss decreased operating cash flow by $15.4 million in the first quarter of 2026, compared to net income of $13.3 million in the first quarter of 2025. In the first quarter of 2026, accounts receivable increased $67.6 million from the seasonally lower fiscal 2025 ending balance, compared to an increase of $30.0 million in the first quarter of 2025. Improved timing of cash collections resulted in a lower than typical accounts receivable balance at December 28, 2025 that contributed to the higher seasonal growth in the first quarter of 2026. In the first quarter of 2026, inventory increased $2.8 million, as compared to an increase in inventory of $12.2 million in the first quarter of 2025. There was minimal change in inventory in the first quarter of 2026. In the first quarter of 2026, accounts payable decreased $24.6 million compared to a decrease of $0.1 million in the first quarter of 2025. The reduced favorability in accounts payable in the first quarter of 2026 was due to minimal change in inventory. Other current assets negatively impacted cash by $17.2 million in the first quarter of 2026, primarily due to an increase in our federal income tax receivable of $13.2 million due to the current period loss before taxes, as compared to a decrease of $5.9 million in the first quarter of 2025.

Net cash used in investing activities was $13.0 million in the first quarter of 2026, compared to $9.8 million in the first quarter of 2025. The year-over-year increase is due to increased capital expenditures as compared to the prior year.

Net cash provided by financing activities was $101.6 million in the thirteen weeks ended March 29, 2026 as compared to net cash provided by financing activities of $33.5 million in the thirteen weeks ended March 30, 2025. The thirteen weeks ended March 29, 2026 included net borrowings on our revolving credit facility of $110.0 million, while the thirteen weeks ended March 30, 2025 included net borrowings on our revolving credit facility of $50.0 million. The higher net borrowings was driven by the increased cash used in operating activities in the first quarter of 2026. The thirteen weeks ended March 30, 2025 also includes $11.4 million of stock repurchases made under the $50.0 million stock repurchase programs.

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

CRITICAL ACCOUNTING ESTIMATES
The condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make certain estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Our critical accounting estimates requiring significant judgement that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025. Since the date of the Company’s most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 29, 2026 (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $52.1 million U.S. dollars as of March 29, 2026) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of March 29, 2026 and December 28, 2025. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

For additional information regarding our legal proceedings, refer to Note 14, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 in the section entitled “Risk Factors” within Part I, Item 1A, other than those noted below:

We have undertaken, and may in the future undertake, restructuring activities that could result in disruptions or otherwise adversely affect our business.

We have in the past and may in the future undertake internal restructuring activities in an effort to better align our resources with our business strategy. For example, in the first quarter of 2026, we implemented a voluntary and involuntary separation program with an associated reduction in workforce. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, or a negative impact on employee morale and productivity or our ability to attract highly-skilled employees. We may not achieve or sustain the anticipated benefits, including any anticipated savings, of these restructuring or cost-reduction activities. Further, restructuring efforts are inherently risky, and we may not be able to predict the cost and timing of such actions accurately or properly estimate their impact.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 29, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K.

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
10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of March 26, 2026, among MasterBrand, Inc., a Delaware corporation, each other loan party, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
		Current Report on Form 8-K (File No. 001-41545)	March 26, 2026
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of (Loss) Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2026	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer