Form 10-Q
period 2026-06-28
MasterBrand, Inc.
filed 2026-08-05
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 203,490,490 shares of common stock as of August 3, 2026.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
NET SALES	$815.2	$730.9	$1,433.2	$1,391.2
Cost of products sold	609.7	491.2	1,071.1	949.3
GROSS PROFIT	205.5	239.7	362.1	441.9
Selling, general and administrative expenses	216.7	159.4	372.6	313.4
Amortization of intangible assets	7.4	6.4	13.8	12.8
Restructuring charges	9.2	6.6	22.0	11.3
OPERATING (LOSS) INCOME	(27.8)	67.3	(46.3)	104.4
Interest expense	20.8	18.9	39.2	38.3
Other income, net	(0.1)	(0.6)	(0.9)	(0.2)
(LOSS) INCOME BEFORE TAXES	(48.5)	49.0	(84.6)	66.3
Income tax expense (benefit)	9.1	11.7	(11.6)	15.7
NET (LOSS) INCOME	$(57.6)	$37.3	$(73.0)	$50.6
Average Number of Shares of Common Stock Outstanding
Basic	153.6	126.8	140.6	127.2
Diluted	153.6	129.1	140.6	129.9
(Loss) Earnings Per Common Share
Basic	$(0.38)	$0.29	$(0.52)	$0.40
Diluted	$(0.38)	$0.29	$(0.52)	$0.39

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
NET (LOSS) INCOME	$(57.6)	$37.3	$(73.0)	$50.6
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1.6	12.5	(1.6)	13.7
Unrealized gains (losses) on derivatives:
Unrealized holding gains arising during period	2.5	5.8	3.2	6.8
Less: reclassification adjustment for (gains) losses included in net (loss) income	(2.1)	(0.2)	(5.9)	2.7
Unrealized gains (losses) on derivatives	0.4	5.6	(2.7)	9.5
Defined benefit plans:
Pension settlement gain	—	—	—	5.6
Amortization of net actuarial loss	—	—	—	0.2
Defined benefit plans	—	—	—	5.8
Other comprehensive income (loss), before tax	2.0	18.1	(4.3)	29.0
Income tax expense related to items of other comprehensive income (loss)	—	—	—	(1.4)
Other comprehensive income (loss), net of tax	2.0	18.1	(4.3)	27.6
COMPREHENSIVE (LOSS) INCOME	$(55.6)	$55.4	$(77.3)	$78.2
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	June 28, 2026	December 28, 2025
ASSETS
Current assets
Cash and cash equivalents	$241.6	$183.3
Accounts receivable, net	247.2	150.4
Inventories	435.6	269.1
Other current assets	137.3	93.1
TOTAL CURRENT ASSETS	1,061.7	695.9
Property, plant and equipment, net of accumulated depreciation	832.6	503.1
Operating lease right-of-use assets, net of accumulated amortization	282.6	189.1
Goodwill	1,318.5	1,127.5
Other intangible assets, net of accumulated amortization	888.6	547.7
Other assets	95.6	37.1
TOTAL ASSETS	$4,479.6	$3,100.4
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$249.5	$203.7
Current portion of long-term debt	18.8	—
Current operating lease liabilities	56.3	24.3
Other current liabilities	279.1	187.7
TOTAL CURRENT LIABILITIES	603.7	415.7
Long-term debt	1,371.5	974.5
Deferred income taxes	270.9	171.6
Operating lease liabilities	243.2	175.2
Other non-current liabilities	21.6	18.8
TOTAL LIABILITIES	2,510.9	1,755.8
Contingencies and Accrued Losses (Note 14)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 209.4 million issued and 203.4 million outstanding as of June 28, 2026; 132.6 million issued and 127.2 million outstanding as of December 28, 2025)	2.0	1.3
Paid-in capital	764.3	55.8
Treasury stock, at cost	(78.2)	(70.4)
Accumulated other comprehensive (loss) income	(3.5)	0.8
Retained earnings	1,284.1	1,357.1
TOTAL EQUITY	1,968.7	1,344.6
TOTAL LIABILITIES AND EQUITY	$4,479.6	$3,100.4

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025
OPERATING ACTIVITIES
Net (loss) income	$(73.0)	$50.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57.1	47.0
Restructuring charges, net of cash payments	8.1	5.0
Amortization of finance fees	1.5	1.4
Stock-based compensation	17.0	10.8
Recognition of pension settlement charge	—	0.2
Changes in operating assets and liabilities:
Accounts receivable	(6.3)	(26.9)
Inventories	7.5	0.2
Other current assets	2.6	0.1
Accounts payable	3.4	(5.5)
Accrued expenses and other current liabilities	(8.1)	(23.2)
Other items	(4.0)	(6.3)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5.8	53.4
INVESTING ACTIVITIES
Capital expenditures(a)	(23.4)	(27.9)
Proceeds from the disposition of assets	0.3	3.6
Acquisition of business, net of cash acquired	(330.3)	—
NET CASH USED IN INVESTING ACTIVITIES	(353.4)	(24.3)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	150.0	115.0
Issuance of Term Loan A	375.0	—
Repayment of revolving credit facility borrowings	(110.0)	(125.0)
Payment of financing fees	(1.0)	—
Repurchase of common stock	—	(18.1)
Payments of employee taxes withheld from share-based awards	(7.8)	(4.6)
Other items	(1.6)	(1.3)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	404.6	(34.0)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	0.7	4.0
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$57.7	$(0.9)
Cash, cash equivalents, and restricted cash at beginning of period	$183.9	$121.6
Cash, cash equivalents, and restricted cash at end of period	$241.6	$120.7

Cash and cash equivalents	$241.6	$120.1
Restricted cash included in other assets	—	0.6
Total cash, cash equivalents and restricted cash	$241.6	$120.7
(a)    Capital expenditures of $5.7 million and $3.7 million that have not been paid as of June 28, 2026 and June 29, 2025, respectively, were excluded from the condensed consolidated statements of cash flows.
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 28, 2025	127.2	$1.3	$55.8	$(70.4)	$0.8	$1,357.1	$1,344.6
Comprehensive income:
Net loss	—	—	—	—	—	(15.4)	(15.4)
Other comprehensive loss	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation	0.8	—	4.3	(6.7)	—	—	(2.4)
Balance at March 29, 2026	128.0	$1.3	$60.1	$(77.1)	$(5.5)	$1,341.7	$1,320.5
Comprehensive income:
Net loss	—	—	—	—	—	(57.6)	(57.6)
Other comprehensive income	—	—	—	—	2.0	—	2.0
Issuance of common stock in connection with asset acquisition	75.0	0.7	691.5	—	—	—	692.2
Stock-based compensation	0.4	—	12.7	(1.1)	—	—	11.6
Balance at June 28, 2026	203.4	$2.0	$764.3	$(78.2)	$(3.5)	$1,284.1	$1,968.7

Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7
Comprehensive income:
Net income	—	—	—	—	—	13.3	13.3
Other comprehensive income	—	—	—	—	9.5	—	9.5
Stock-based compensation	0.4	—	5.1	(4.5)	—	—	0.6
Stock repurchase program	(0.8)	—	—	(11.4)	—	—	(11.4)
Balance at March 30, 2025	127.2	$1.3	$44.8	$(59.9)	$(23.2)	$1,343.7	$1,306.7
Comprehensive income:
Net income	—	—	—	—	—	37.3	37.3
Other comprehensive income	—	—	—	—	18.1	—	18.1
Stock-based compensation	0.1	—	5.7	(0.1)	—	—	5.6
Stock repurchase program	(0.6)	—	—	(6.7)	—	—	(6.7)
Balance at June 29, 2025	126.7	$1.3	$50.5	$(66.7)	$(5.1)	$1,381.0	$1,361.0
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

The condensed consolidated balance sheet as of June 28, 2026, as well as the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the thirteen and twenty-six weeks ended June 28, 2026 and the thirteen and twenty-six weeks ended June 29, 2025 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring accruals, considered necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

On March 4, 2026, the Court of International Trade (“CIT”) ordered the Trump administration (the “Administration”) to begin refunding all tariffs imposed under the IEEPA. The Company, inclusive of $3.2 million paid by American Woodmark Corporation (“American Woodmark”) prior to May 28, 2026, paid approximately $14.9 million in IEEPA tariffs prior to the Supreme Court decision. No further tariffs under the IEEPA were paid subsequent to the Supreme Court decision. However, the prospective beneﬁt of the elimination of the IEEPA tariffs was approximately offset by the immediate implementation of new tariffs under Section 122 of the Trade Act of 1974. The Company intends to maintain all legal and administrative rights to potential recovery of IEEPA tariffs paid. We are accounting for any such recoveries under the GAAP gain contingency model.

No receivable was recognized as of March 29, 2026 due to uncertainty regarding the realizability of the refund. During the thirteen weeks ended June 28, 2026, MasterBrand received $1.2 million of refunds (excluding $0.1 million of interest) and recognized this amount as a reduction in cost of products sold. No receivable has been recognized as of June 28, 2026 for the remaining $13.7 million of IEEPA tariffs paid prior to the Supreme Court decision due to uncertainty regarding the realizability of the refund. Subsequent to June 28, 2026, MasterBrand received $9.2 million of refunds (excluding $0.4 million of interest) and will recognize this amount, as well as any additional refunds subsequently collected during our fiscal third quarter of 2026, as a reduction in cost of products sold during the thirteen weeks ending September 27, 2026.

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

Environmental Credits
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those fiscal years. The Company is evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

Other new accounting pronouncements issued but not effective until after June 28, 2026 did not and are not expected to have a material impact on our financial position, results of operations or cash flows.

3. Acquisition of American Woodmark

Effective as of May 28, 2026 (the “Closing Date”), MasterBrand completed its previously announced transaction with American Woodmark Corporation (the “Closing”). On August 5, 2025, the Company, Maple Merger Sub, Inc. a Virginia corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and American Woodmark entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into American Woodmark (the “Merger”) at the effective time of the Merger (the “Effective Time”), with American Woodmark continuing as the surviving entity. Pursuant to the Merger Agreement, at the Effective Time, each share of American Woodmark common stock outstanding was converted into the right to receive 5.1500 shares of MasterBrand common stock (such ratio, the “Exchange Ratio”) plus cash in lieu of any fractional shares.

As previously reported, on November 3, 2025, MasterBrand entered into an amendment (the “First Amendment”) to its amended and restated credit agreement to obtain incremental term loan commitments in the form of a delayed draw Term A loan (“Term Loan A”) in an aggregate amount equal to $375.0 million, the funding of which was dependent on the Closing of the Merger.

On May 28, 2026, MasterBrand drew down the full $375.0 million available under the Term Loan A. The proceeds from the Term Loan A were used to repay and terminate American Woodmark’s existing indebtedness in an approximate amount of $367.5 million. The remaining proceeds were used for fees and expenses paid in connection with the Merger.

The purchase consideration was $1,059.8 million, which was determined as follows:

Preliminary purchase consideration
Exchange Ratio	5.1500
American Woodmark shares to be acquired as of May 28, 2026	14,569,868
Number of MasterBrand shares to be issued based on Exchange Ratio	75,034,820
Less: Fractional Shares settled in cash	163
Whole MasterBrand shares issued	75,034,657
MasterBrand share price at open of trading on May 28, 2026	$9.10
Purchase consideration transferred for American Woodmark shares(a)	$682.8
Fair value of replacement awards attributable to the purchase consideration(b)	9.5
Settlement of American Woodmark Existing Debt(c)	$367.5
Total purchase consideration	$1,059.8
(a)    Includes an immaterial cash payment settled for fractional shares.
(b)    The estimated fair value of the replacement equity awards was $19.9 million, of which $9.5 million is attributable to service periods prior to the acquisition and is included in the purchase consideration. The remaining fair value is attributable to $6.0 million of awards that vested shortly after the merger close date based on change of control provisions and were immediately recognized as expense during the thirteen weeks ended June 28, 2026 and $4.4 million of awards that will vest in conjunction with future service and will be amortized over the remaining service period.
(c)    Represents gross settlement of American Woodmark’s Existing Debt as of May 28, 2026.

The purchase consideration of American Woodmark was allocated on a preliminary basis as of the Closing Date. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed of American Woodmark are recognized and measured at fair value. The preliminary fair value estimates and assumptions are subject to change as we obtain additional information over the measurement period of up to one year after the Closing Date. The primary areas of the purchase accounting that remain preliminary for completion of the related valuations relate to property, plant and equipment, intangible assets and the related deferred income tax impacts.

The following table sets forth the allocation of the purchase consideration to the assets acquired and liabilities assumed of American Woodmark, with the excess recorded to goodwill:

(U.S. Dollars presented in millions)
Preliminary Net Assets Acquired	Fair Value
Cash and cash equivalents	$37.2
Accounts receivable	90.9
Inventories	174.4
Other current assets	47.7
Property, plant and equipment	355.6
Operating lease right-of-use assets	106.8
Other intangible assets	356.0
Other assets	61.8
$1,230.4
Accounts payable	$45.5
Current operating lease liabilities	32.4
Other current liabilities	96.0
Deferred income taxes	112.0
Operating lease liabilities	74.4
Other non-current liabilities	3.1
$363.4
Net Assets Acquired	$867.0
Goodwill	192.8
Purchase Consideration	$1,059.8
The estimated value of Property, Plant and Equipment includes adjustments totaling $130.0 million to increase the net book value of $225.6 million to the preliminary fair value estimate of $355.6 million. This estimate is based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets.

The estimated fair values of identifiable real and personal property assets acquired were prepared using the cost and market valuation approaches, in which values are determined by examining recent comparable transactions, market multiples, and publicly traded peer metrics, or estimates the replacement cost to rebuild or replace the service capacity of an asset, accounting for physical or economic obsolescence. The estimated useful lives are based on our historical experience and expectations as to the duration of time we expect to realize benefits from those assets.

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

(U.S. Dollars presented in millions)
Asset Type	Fair Value	Useful Life	Valuation Methodology
Customer relationships	$225.0	17 years	Multi-period excess earnings
Tradenames	131.0	Indefinite	Relief from royalty method
Total other intangible assets	$356.0
The Company recognized $192.8 million of goodwill, of which none is tax deductible. The $192.8 million of goodwill recognized is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and American Woodmark’s assembled workforce.

Net sales and earnings related to the operations of American Woodmark that have been included in our condensed consolidated statements of income for the period from May 28, 2026 to June 28, 2026 are as follows:

(U.S. Dollars presented in millions)
Net Sales	$125.5
Net Loss	$(28.9)
Pro forma financial information
The following table summarizes, on a pro forma basis, the combined results of operations of American Woodmark and MasterBrand as though the acquisition and the related financing had occurred as of December 30, 2024, which is the first day of the Company’s fiscal 2025. The pro forma results are not necessarily indicative of either the actual consolidated results had the acquisition of American Woodmark occurred on December 30, 2024, nor are they indicative of future consolidated operating results.

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net Sales	$1,041.0	$1,134.2	$1,996.5	$2,202.5
Net (Loss) Income	$(93.8)	$41.5	$(157.3)	$13.4
These pro forma amounts have been calculated after applying our accounting policies and making certain adjustments, which primarily include: (i) depreciation adjustments relating to fair value step-ups to property, plant and equipment; (ii) amortization adjustments relating to fair value estimates of acquired intangible assets; (iii) incremental interest expense associated with the Term Loan A used, in part, to fund the acquisition, and related debt issuance costs; (iv) cost of products sold adjustments relating to fair value step-ups to inventory; (v) transaction related costs of both MasterBrand and American Woodmark; and (vi) historical American Woodmark goodwill impairment charges.

The Company incurred $38.4 million and $44.0 million of acquisition-related costs in the thirteen and twenty-six weeks ended June 28, 2026, respectively. Acquisition-related costs included $13.8 million of severance and $6.0 million of stock compensation for both the thirteen and twenty-six weeks ended June 28, 2026, resulting from the acquisition of American Woodmark. The $13.8 million severance liability is recorded in other current liabilities in the condensed consolidated balance sheet as of June 28, 2026. The remaining acquisition-related costs in the thirteen and twenty-six weeks ended June 28, 2026 primarily related to professional fees. The Company incurred $1.9 million and $3.5 million of acquisition-related costs in the thirteen and twenty-six weeks ended June 29, 2025, respectively. The acquisition costs in the thirteen and twenty-six weeks ended June 29, 2025 related to the costs associated with the acquisition of Supreme Cabinetry Brands, Inc. (“Supreme”). Acquisition-related costs for all periods presented are recorded within selling, general and administrative expenses in the condensed consolidated statements of income.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.9 million and $2.1 million as of June 28, 2026 and December 28, 2025, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025.

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net Sales by Channel
Dealers(a)	$412.3	$410.0	$740.1	$763.1
Retailers(b)	262.7	223.0	479.2	446.5
Builders(c)	140.2	97.9	213.9	181.6
Net sales	$815.2	$730.9	$1,433.2	$1,391.2
Net Sales by Shipping Location
United States	$787.9	$700.0	$1,379.9	$1,335.0
Canada	24.8	27.9	46.3	49.8
Mexico	2.5	3.0	7.0	6.4
Net sales	$815.2	$730.9	$1,433.2	$1,391.2
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

The following table summarizes the activity for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Beginning balance	$17.7	$1.1	$17.4	$3.0
Bad debt provision	0.3	0.3	0.7	0.5
Uncollectible accounts written off, net of recoveries	—	(0.1)	(0.1)	(2.2)
Ending balance	$18.0	$1.3	$18.0	$1.3

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

5. (Loss) Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic (loss) earnings per share and diluted (loss) earnings per share for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator:
Numerator for basic and diluted (loss) earnings per share - Net (loss) income	$(57.6)	$37.3	$(73.0)	$50.6
Denominator:
Denominator for basic (loss) earnings per share - weighted average shares outstanding	153.6	126.8	140.6	127.2
Effect of dilutive securities - stock-based awards	—	2.3	—	2.7
Denominator for diluted (loss) earnings per share - weighted average shares outstanding	153.6	129.1	140.6	129.9
(Loss) earnings per share:
Basic	$(0.38)	$0.29	$(0.52)	$0.40
Diluted	$(0.38)	$0.29	$(0.52)	$0.39

Due to the net loss during the thirteen and twenty-six weeks ended June 28, 2026, all potential common shares were anti‑dilutive and have been excluded from the calculation of diluted loss per share. Approximately 2.2 million and 0.7 million shares were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended June 29, 2025, respectively, because their inclusion would have been anti-dilutive.

6. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	June 28, 2026	December 28, 2025
Inventories:
Raw materials and supplies	$249.6	$193.1
Work in process	75.9	24.6
Finished products	110.1	51.4
Total inventories	$435.6	$269.1
Property, plant and equipment:
Land and improvements	$53.7	$41.8
Buildings and improvements to leaseholds	505.3	388.8
Machinery and equipment	909.5	684.7
Construction in progress	42.3	44.0
Property, plant and equipment, gross	1,510.8	1,159.3
Less: accumulated depreciation	678.2	656.2
Property, plant and equipment, net of accumulated depreciation	$832.6	$503.1
Other current liabilities:
Accrued salaries, wages and other compensation	$96.1	$63.3
Accrued outbound freight	23.3	3.6
Interest payable	23.2	23.0
Accrued income and other taxes	23.2	15.3
Self-insurance liabilities	17.5	14.2
Accrued product warranties	11.0	7.3
Accrued restructuring	8.7	2.4
Other accrued expenses	76.1	58.6
Total other current liabilities	$279.1	$187.7

7. Goodwill and Identifiable Intangible Assets
We had goodwill of $1,318.5 million and $1,127.5 million as of June 28, 2026 and December 28, 2025, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 28, 2025	$1,127.5
American Woodmark acquisition	192.8
2026 translation adjustments	(1.8)
Balance at June 28, 2026	$1,318.5
The gross carrying value and accumulated amortization by class of intangible assets as of June 28, 2026 and December 28, 2025 were as follows:

	June 28, 2026			December 28, 2025
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames(a)	$397.7	$—	$397.7	$268.1	$—	$268.1
Amortizable intangible assets
Tradenames	10.1	(10.1)	—	10.3	(10.3)	—
Customer and contractual relationships(a)	760.9	(270.0)	490.9	536.8	(257.2)	279.6
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	782.0	(291.1)	490.9	558.1	(278.5)	279.6
Total identifiable intangibles	$1,179.7	$(291.1)	$888.6	$826.2	$(278.5)	$547.7
(a)    During the second quarter of 2026, we completed our acquisition of American Woodmark, acquiring indefinite-lived trade names of $131.0 million and customer relationships of $225.0 million.
There were no impairments of goodwill or indefinite-lived assets for the thirteen and twenty-six weeks ended June 28, 2026. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. During the first half of fiscal 2026, the Company’s market capitalization declined and, at times, was below the carrying value of its net assets. Management evaluated whether this decline, together with other macroeconomic, industry and company-specific factors, constituted a triggering event requiring an interim goodwill impairment test. After considering the short-term and temporary nature of the stock price decline, the Company’s forecasted operating performance and cash flows from operations, and the implied control premium when comparing market capitalization to an internal valuation, management concluded that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount. Accordingly, no impairment assessment was conducted in the thirteen and twenty-six weeks ended June 28, 2026. However, it is possible that future changes in the macroeconomic environment, or other company-specific factors, may constitute a triggering event and require the Company to perform an impairment analysis in the future to determine if the fair value of the Company's reporting unit is less than its carrying amount.

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

As of and for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at June 28, 2026, was $57.2 million, representing a net settlement asset of $2.7 million. Based on foreign exchange rates as of June 28, 2026, we estimate that the $2.2 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive (loss) income as of June 28, 2026, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of June 28, 2026 and December 28, 2025 were:

(U.S. Dollars presented in millions)	Location	June 28, 2026	December 28, 2025
Assets:
Foreign exchange contracts	Other current assets	$2.7	$6.1
	Total assets	$2.7	$6.1

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive (loss) income for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive (loss) income and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive (Loss) Income for Cash Flow Hedging Relationships
	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Foreign exchange contracts:
Unrealized holding gains arising during period	$2.5	$5.8	$3.2	$6.8
Less: reclassification adjustment for (gains) losses included in net income	(2.1)	(0.2)	(5.9)	2.7
Unrealized gains (losses) on derivatives	$0.4	$5.6	$(2.7)	$9.5

The effects of fair value hedging financial instruments included in other income, net on the condensed consolidated statements of income for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 were:

	Amount Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Foreign exchange contracts:
Hedged items	$(0.1)	$(0.3)	$—	$(0.5)
Net losses recognized in earnings	$(0.1)	$(0.3)	$—	$(0.5)

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

We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 3, "Acquisitions" above and Note 9, "Goodwill and Identifiable Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Assets and liabilities measured at fair value on a recurring basis as of June 28, 2026 and December 28, 2025 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	June 28, 2026	December 28, 2025
Assets:
Derivative asset financial instruments (Level 2)	$2.7	$6.1
Deferred compensation program assets (Level 2)	11.5	10.2
Total assets	$14.2	$16.3
The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
The estimated fair value of the Company's debt, including current maturities, is based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of June 28, 2026, the fair value of long-term debt was $1,389.1 million compared to the carrying value of $1,381.2 million, excluding deferred financing costs. As of December 28, 2025, the fair value of total debt was $1,009.1 million compared to the carrying value of $985.0 million, excluding deferred financing costs.

10. Debt
The following table provides a summary of the Company’s debt as of June 28, 2026 and December 28, 2025, including the carrying value of the debt less debt issuance costs:

	June 28, 2026		December 28, 2025
(U.S. Dollars presented in millions)	Current	Long-term	Long-term
Term loan A due June 2029	$18.8	$356.2	$—
Revolving credit facility due June 2029	—	325.0	285.0
7.00% Senior Notes due 2032	—	700.0	700.0
	18.8	1,381.2	985.0
Less: Unamortized debt issuance costs	—	(9.7)	(10.5)
Total	$18.8	$1,371.5	$974.5

2024 Refinancing Transaction
On June 27, 2024, the Company completed a private offering (the “Offering”) of $700.0 million aggregate principal amount of 7.00 percent Senior Notes due 2032 (the “Senior Notes”) and entered into an amended and restated credit agreement (the “2024 Credit Agreement”), which amended and restated the Company’s 2022 credit agreement. The Company used the funds from the refinancing transaction, and cash on-hand, to: (1) refinance the 2022 credit agreement (including repaying all amounts outstanding under the existing term loan, inclusive of accrued and unpaid interest), (2) fund the acquisition of Dura Investment Holdings LLC, the parent company of Supreme on July 10, 2024, and (3) pay all fees and expenses related to the foregoing transactions.

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

The Senior Notes had an outstanding balance of $700.0 million as of June 28, 2026. As of June 28, 2026, prepaid debt issuance costs related to the Senior Notes were $9.7 million and are being amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1.00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Merger with American Woodmark is deemed a material acquisition under the 2024 Credit Agreement. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit.

The Company amended its 2024 Credit Agreement on March 26, 2026 (the “Second Amendment”), which (i) added a new category of pricing in respect of the margin over the base reference rate as to loans thereunder and (ii) changed the threshold for the net leverage ratio financial covenant and minimum interest coverage ratio financial covenant in the 2024 Credit Agreement until (but excluding) the earlier of (A) January 1, 2027 and (B) the date that MasterBrand’s Merger with American Woodmark becomes effective. Under the Second Amendment, the new financial covenant does not permit the Company to allow its net leverage ratio to exceed, (i) 3.75 to 1.00 for the fiscal quarter ending on or about March 31, 2026, (ii) 4.00 to 1.00 for the fiscal quarters ending on or about June 30, 2026 and September 30, 2026 and (iii) 3.75 to 1.00 for the fiscal quarter ending on or about December 31, 2026. The Second Amendment also changed the required minimum interest coverage ratio to 2.75 to 1.00 until the earlier of January 1, 2027 or the effective date of the Merger with American Woodmark. The aforementioned changes to the net leverage ratio and minimum interest coverage ratio as part of the Second Amendment are no longer in place as of the effective date of the Merger with American Woodmark on May 28, 2026. As of June 28, 2026, prepaid debt issuance costs related to the Second Amendment, which are amortized over the term of the debt, totaled $1.0 million which has been included in other assets in our condensed consolidated balance sheet.

The Company was in compliance with all of its debt covenants as of June 28, 2026 and December 28, 2025.

2025 Refinancing Transaction
The Company previously amended its 2024 Credit Agreement on November 3, 2025 (the “First Amendment”) to obtain $375.0 million of delayed draw Term Loan A commitments, the funding of which was dependent on the closing of the Merger. Effective as of the Closing Date, the $375.0 million of delayed draw Term Loan A commitments was used to repay and terminate American Woodmark’s existing indebtedness of $367.5 million, with the remaining funds used to reimburse MasterBrand for fees and expenses previously paid in connection with the First Amendment and the Merger. The interest rate of the Term Loan A is a variable rate based on SOFR, plus a margin depending on the Company’s net leverage ratio. The Term Loan A will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and there were no material changes to the covenants in place under the 2024 Credit Agreement as a result of this amendment. Quarterly payments are required under the First Amendment, ranging from 1.25 percent to 1.875 percent of the aggregate principal amount of all delayed draw Term Loan A commitments, beginning in September 2026 and recurring through June 2029. As of June 28, 2026, prepaid debt issuance costs related to the First Amendment, which are amortized over the term of the debt, totaled $2.1 million, of which $0.7 million has been included in other current assets, and $1.4 million has been included in other assets in our condensed consolidated balance sheet.

Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. The revolving credit facility had an outstanding balance of $325.0 million as of June 28, 2026 and had $393.9 million of availability. As of June 28, 2026, prepaid debt issuance costs related to the 2024 Credit Agreement were $3.1 million and are being amortized over the term of the debt. These costs are included in other assets in our condensed consolidated balance sheet.

Interest paid on debt was $7.8 million and $37.6 million for the thirteen and twenty-six weeks ended June 28, 2026, respectively, and $6.0 million and $39.4 million for the thirteen and twenty-six weeks ended June 29, 2025, respectively.

11. Restructuring Charges
For the thirteen and twenty-six weeks ended June 28, 2026, we recognized restructuring charges of $9.2 million and $22.0 million, respectively. The restructuring charges included $4.1 million recorded in the second quarter related to the previously announced wind-down and closure of American Woodmark’s Monterrey, Mexico plant. The remaining restructuring charges for the thirteen weeks ended June 28, 2026 were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint. Restructuring charges for the twenty-six weeks ended June 28, 2026 also include $8.1 million of costs related to the implementation of a voluntary and involuntary separation program that reduced overall headcount, primarily in our corporate functions, in the first quarter of fiscal 2026. For the thirteen and twenty-six weeks ended June 29, 2025, we recognized restructuring charges of $6.6 million and $11.3 million, respectively, which were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at March 29, 2026	Liability Assumed from Acquisition	Provision(b)	Cash Expenditures(a)	Non-cash Writeoffs	Balance at June 28, 2026
Workforce reduction costs	$8.1	$2.3	$3.5	$(5.1)	$—	$8.8
Facility Closure Costs	—	—	4.1	—	(4.1)	—
Other	0.1	—	1.6	(1.8)	—	(0.1)
	$8.2	$2.3	$9.2	$(6.9)	$(4.1)	$8.7

(U.S. Dollars presented in millions)	Balance at March 30, 2025	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at June 29, 2025
Workforce reduction costs	$7.7	$5.2	$(3.9)	$—	$9.0
Other	—	1.4	(0.8)	(0.6)	—
	$7.7	$6.6	$(4.7)	$(0.6)	$9.0

(U.S. Dollars presented in millions)	Balance at December 28, 2025	Liability Assumed from Acquisition	Provision(b)	Cash Expenditures(a)(b)	Non-cash Writeoffs	Balance at June 28, 2026
Workforce reduction costs	$2.5	$2.3	$14.5	$(10.5)	$—	$8.8
Facility Closure Costs	—	—	4.1	—	(4.1)	—
Other	(0.1)	—	3.4	(3.4)	—	(0.1)
	$2.4	$2.3	$22.0	$(13.9)	$(4.1)	$8.7

(U.S. Dollars presented in millions)	Balance at December 29, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at June 29, 2025
Workforce reduction costs	$4.8	$9.1	$(4.9)	$—	$9.0
Other	0.1	2.2	(1.4)	(0.9)	—
	$4.9	$11.3	$(6.3)	$(0.9)	$9.0
(a)    Cash expenditures primarily related to severance charges.
(b)    During the thirteen weeks ended March 29, 2026, the Company implemented a voluntary and involuntary separation program to reduce overall headcount, primarily in our corporate functions. As a result of the workforce reduction, the Company recorded $8.1 million of one-time termination benefit costs for employees who voluntarily and involuntarily terminated their employment with the Company during the quarter, of which $1.1 million was paid out during the thirteen weeks ended March 29, 2026. We recorded an additional $0.7 million of one-time termination benefit costs and paid out $3.5 million during the thirteen weeks ended June 28, 2026 related to this action.

12. Income Taxes

The effective tax rate for the period reflects the impact of the merger of American Woodmark on May 28, 2026. The inclusion of American Woodmark’s earnings, nondeductible expenses, tax attributes, and jurisdictional mix resulted in a net reduction of the tax benefit recognized during the period. The effective income tax rates for the thirteen weeks ended June 28, 2026 and June 29, 2025, were (18.8) percent and 23.9 percent, respectively. The change in the effective income tax rate between the periods was primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, including a reduction in the tax benefit associated with nondeductible compensation, nondeductible acquisition-related transaction costs, deferred tax adjustments related to foreign tax elections, foreign taxes and the mix of earnings in jurisdictions with differing tax rates, partially offset by increased benefit from state and local income taxes, foreign exclusions and research and development tax credits.

The difference between our effective income tax rate for the thirteen weeks ended June 28, 2026, and the U.S. statutory rate of 21.0 percent is primarily attributable to a reduction in the tax benefit associated with our pretax loss resulting from nondeductible compensation, nondeductible acquisition-related transaction costs, deferred tax adjustments related to foreign tax elections, and the mix of earnings in jurisdictions with differing tax rates, partially offset by increased benefit from state and local income taxes and research and development tax credits.

The difference between our effective income tax rate for the thirteen weeks ended June 29, 2025, and the U.S. statutory rate of 21.0 percent was due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by the release of uncertain tax positions and foreign exclusions.

The effective income tax rates for the twenty-six weeks ended June 28, 2026 and June 29, 2025, were 13.7 percent and 23.7 percent, respectively. The change in the effective income tax rate between the periods is primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, including a reduction in the tax benefit associated with nondeductible compensation, nondeductible acquisition-related transaction costs, deferred tax adjustments related to foreign tax elections, and the mix of earnings in jurisdictions with differing tax rates, partially offset by increased benefit from state and local income taxes and research and development tax credits.

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

14. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025.

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Reserve balance at the beginning of the period	$7.4	$8.8	$7.3	$9.3
Provision liability assumed from acquisition	3.4	—	3.4	—
Provision for warranties issued	7.2	5.5	14.0	11.4
Settlements made (in cash or in kind)	(7.0)	(6.4)	(13.7)	(12.8)
Reserve balance at the end of the period	$11.0	$7.9	$11.0	$7.9

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

Tax Assessment from the Servicio de Administración Tributaria
Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $54.0 million U.S. dollars as of June 28, 2026) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of June 28, 2026 and December 28, 2025. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Legacy American Woodmark Claim
The Company is defending a wrongful death action filed in October 2024 in Arizona state court arising from a loading dock accident at a legacy American Woodmark facility in Kingman, Arizona. The complaint asserts negligence-based claims and seeks compensatory, punitive and other damages. The matter remains pending in Mohave County Superior Court, with discovery ongoing and mediation scheduled for August 25, 2026. The Company disputes liability and intends to defend the matter vigorously. The Company is evaluating applicable insurance coverage. At this time, the Company is unable to reasonably estimate a loss or range of potential loss.

Antidumping and Countervailing Duties Matter
In February 2020, certain domestic manufacturers filed scope and circumvention petitions with the U.S. Department of Commerce and the U.S. International Trade Commission seeking antidumping and countervailing duties on hardwood plywood assembled in Vietnam using Chinese-sourced cores. The Department of Commerce issued an affirmative preliminary determination in July 2022 and a final determination in July 2023.

The Final Determination identified Vietnamese suppliers that were not eligible for certification, which required antidumping and countervailing duty cash deposits of 206 percent on imports from those suppliers. Two of American Woodmark’s primary Vietnamese plywood vendors remained on that list, and American Woodmark recorded a $4.9 million loss in fiscal 2024, or $3.7 million net of tax, on unliquidated customs entries. Through the conclusion of American Woodmark’s fiscal 2025, American Woodmark remitted $3.8 million of deposits. American Woodmark last placed orders with these vendors in June 2022.

In May 2025, the Department of Commerce issued final administrative review results finding the two American Woodmark vendors eligible for certification. The petitioners did not appeal, and the Department of Commerce had six months to issue refunds of the deposits remitted by American Woodmark. U.S. Customs and Border Protection began liquidating the remaining applicable customs entries on November 7, 2025. Before the Merger became effective on May 28, 2026, American Woodmark received a refund of the full $3.8 million of deposits, and we consider this matter to be fully resolved.

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of June 28, 2026 and December 28, 2025.

15. Accumulated Other Comprehensive (Loss) Income
Total accumulated other comprehensive (loss) income consists of net (loss) income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at March 29, 2026	$(7.6)	$1.8	$0.3	$(5.5)
Amounts classified into accumulated other comprehensive income	1.6	2.5	—	4.1
Amounts reclassified into earnings	—	(2.1)	—	(2.1)
Net current period other comprehensive income	1.6	0.4	—	2.0
Balance at June 28, 2026	$(6.0)	$2.2	$0.3	$(3.5)

Balance at March 30, 2025	$(22.4)	$(1.1)	$0.3	$(23.2)
Amounts classified into accumulated other comprehensive income	12.5	5.8	—	18.3
Amounts reclassified into earnings	—	(0.2)	—	(0.2)
Net current period other comprehensive income	12.5	5.6	—	18.1
Balance at June 29, 2025	$(9.9)	$4.5	$0.3	$(5.1)

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2025	$(4.4)	$4.9	$0.3	$0.8
Amounts classified into accumulated other comprehensive (loss) income	(1.6)	3.2	—	1.6
Amounts reclassified into earnings	—	(5.9)	—	(5.9)
Net current period other comprehensive loss	(1.6)	(2.7)	—	(4.3)
Balance at June 28, 2026	$(6.0)	$2.2	$0.3	$(3.5)

Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)
Amounts classified into accumulated other comprehensive income	13.7	6.8	4.2	24.7
Amounts reclassified into earnings	—	2.7	0.2	2.9
Net current period other comprehensive income	13.7	9.5	4.4	27.6
Balance at June 29, 2025	$(9.9)	$4.5	$0.3	$(5.1)

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

During the thirteen and twenty-six weeks ended June 28, 2026, we did not repurchase any shares of our common stock. During the thirteen and twenty-six weeks ended June 29, 2025, we repurchased 576,445 and 1,415,429 shares of our common stock under our 2023 and 2025 Share Repurchase Authorizations, respectively. The shares were repurchased at a cost of approximately $6.7 million and $18.1 million, respectively, or an average of $11.69 and $12.82 per share, respectively.

As of June 28, 2026, $47.4 million remained authorized for the purchase of shares under the 2025 Share Repurchase Authorization.

17. Segment Information
The Company has one operating and reportable segment that is organized based on the nature of products the Company sells, its production and distribution mode, the internal management structure and information that is regularly provided to the chief operating decision maker (“CODM”) for the purpose of assessing performance and allocating resources. The acquisition of American Woodmark as of May 28, 2026 did not result in a change to the Company’s reportable segment.

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

The following summarizes the significant and other operating expenses reviewed by the CODM:

	13 Weeks Ended		26 Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$815.2	$730.9	$1,433.2	$1,391.2
Less:
Raw materials	321.3	252.4	553.5	485.1
Production labor and overhead	288.4	238.8	517.6	464.2
Non-production associate-related costs	62.2	53.1	116.3	108.2
Distribution costs	56.4	42.0	95.4	78.7
Commissions	15.3	14.3	28.6	27.1
Amortization of intangibles	7.4	6.4	13.8	12.8
Other segment items(a)	92.0	56.6	154.3	110.7
Interest expense	20.8	18.9	39.2	38.3
Other income, net	(0.1)	(0.6)	(0.9)	(0.2)
Income tax expense (benefit)	9.1	11.7	(11.6)	15.7
Net (loss) income	$(57.6)	$37.3	$(73.0)	$50.6
(a)    Other segment items include outside service costs, acquisition-related costs, restructuring charges and other expenses.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not review segment assets at a different asset level or category.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 within Part I, Item 1A and in our Quarterly Reports on Form 10-Q for the quarterly period ended March 29, 2026 within Part II, Item 1A.

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
•Our ability to successfully integrate American Woodmark’s operations, systems, personnel, and business processes and realize anticipated synergies, cost savings, and other strategic benefits within expected timeframes or at all;
•The impact of our current and any additional future debt obligations on our business, current and future operations, profitability and our ability to meet other obligations;
•Business disruption, operational inefficiencies or increased costs resulting from integration activities following the acquisition of American Woodmark;

•The diversion of management attention and resources from ongoing business operations as a result of integration activities and strategic initiatives associated with the acquisition of American Woodmark
•Our ability to maintain relationships with customers, suppliers, associates and other business partners following the acquisition of American Woodmark;
•Our ability to successfully integrate, migrate, or harmonize information technology systems, cybersecurity controls, financial reporting systems and other business processes across the combined company;
•Unexpected integration costs, operational challenges, disruptions or liabilities associated with the acquisition of American Woodmark;
•Our ability to retain key employees and leadership personnel and effectively integrate workforces and corporate cultures;
•Our ability to optimize manufacturing operations, distribution networks and supply chain activities while minimizing disruption to customers and operations; and
•Other statements contained in this Quarterly Report on Form 10-Q regarding items that are not historical facts or that involve predictions.

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
Overview
Founded over 70 years ago, we are the largest manufacturer of residential cabinets in North America. Our superior product quality, innovative design and service excellence drives a compelling value proposition. We have insight into the fashion and features consumers desire, which we use to tailor our product lines across price points. Our volume leadership allows us to achieve an advantaged cost structure and service platform by standardizing product platforms and components to the greatest extent possible—resulting in an improved facility footprint and an efficient supply chain. Further, our decades of experience have informed how we use global geographies to optimize procurement and manufacturing costs. Finally, with the most extensive dealer network throughout the United States, we have an advantaged distribution model that cannot be easily replicated. We expect to further extend our competitive advantages by using technology and data to enhance the consumer’s experience from visualization to ordering to delivery and installation.

In February 2026, we announced plans to implement $30 million of planned cost reductions. The cost reductions, which are primarily in selling, general and administrative expenses, began in the first quarter of 2026, with full realization expected by the end of fiscal 2026. As part of these cost reductions, during the thirteen weeks ended March 29, 2026, the Company implemented a voluntary and involuntary separation program to reduce overall headcount, primarily in our corporate functions. As a result of the workforce reduction, the Company recorded $8.1 million of one-time termination benefit costs for employees who voluntarily and involuntarily terminated their employment with the Company during the first quarter.

Effective as of May 28, 2026, MasterBrand completed its previously announced transaction with American Woodmark. Pursuant to the Merger Agreement, at the Effective Time, each share of American Woodmark common stock outstanding was converted into the right to receive 5.1500 shares of MasterBrand common stock, plus cash in lieu of any fractional shares.

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

On February 20, 2026, the Supreme Court issued a decision in Learning Resources, Inc. v. Trump and Trump v. V.O.S. Selections, Inc., two appeals concerning tariffs President Trump imposed under IEEPA. The Supreme Court held that the IEEPA does not give the President authority to impose tariffs. The Supreme Court thus affirmed a lower court decision that invalidated two sets of IEEPA tariffs: one set of tariffs on imports from Canada, Mexico, and the People's Republic of China based on declared emergencies concerning illicit drugs, and another set of tariffs on most other U.S. imports based on a declared emergency concerning the U.S. trade deficit. The Supreme Court ruling did not specifically address refunds.

On March 4, 2026, the CIT ordered the Administration to begin refunding all tariffs imposed under the IEEPA. The Company, inclusive of $3.2 million paid by American Woodmark prior to May 28, 2026, paid approximately $14.9 million in IEEPA tariffs prior to the Supreme Court decision. No further tariffs under the IEEPA were paid subsequent to the Supreme Court decision. However, the prospective beneﬁt of the elimination of the IEEPA tariffs was approximately offset by the immediate implementation of new tariffs under Section 122 of the Trade Act of 1974. The Company intends to maintain all legal and administrative rights to potential recovery of IEEPA tariffs paid. We are accounting for any such recoveries under the GAAP gain contingency model.

No receivable was recognized as of March 29, 2026 due to uncertainty regarding the realizability of the refund. During the thirteen weeks ended June 28, 2026, MasterBrand received $1.2 million of refunds (excluding $0.1 million of interest) and recognized this amount as a reduction in cost of products sold. No receivable has been recognized as of June 28, 2026 for the remaining $13.7 million of IEEPA tariffs paid prior to the Supreme Court decision due to uncertainty regarding the realizability of the refund. Subsequent to June 28, 2026, MasterBrand received $9.2 million of refunds (excluding $0.4 million of interest) and will recognize this amount, as well as any additional refunds subsequently collected during our fiscal third quarter of 2026, as a reduction in cost of products sold during the thirteen weeks ended September 27, 2026.

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

Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2026,” or “fiscal 2026” refers to our 2026 fiscal year that is a 52-week period that will end on December 27, 2026; and (2) “2025,” or “fiscal 2025” refers to our 2025 fiscal year that was a 52-week period that ended on December 28, 2025. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the second quarter of 2026” refers to the thirteen week period that ended on June 28, 2026; (2) “the second quarter of 2025” refers to the thirteen week period that ended on June 29, 2025; (3) “the first half of 2026” refers to the twenty-six weeks ended June 28, 2026; and (4) “the first half of 2025” refers to the twenty-six weeks ended June 29, 2025.
Results of Operations

The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended June 28, 2026 compared to the thirteen weeks ended June 29, 2025.

Thirteen Weeks Ended June 28, 2026 Compared to the Thirteen Weeks Ended June 29, 2025

	Thirteen Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	$ change	% change	June 29, 2025
NET SALES	$815.2	$84.3	11.5%	$730.9
Cost of products sold	609.7	118.5	24.1%	491.2
GROSS PROFIT	205.5	(34.2)	(14.3)%	239.7
Selling, general and administrative expenses	216.7	57.3	35.9%	159.4
Amortization of intangible assets	7.4	1.0	15.6%	6.4
Restructuring charges	9.2	2.6	39.4%	6.6
OPERATING (LOSS) INCOME	(27.8)	(95.1)	(141.3)%	67.3
Interest expense	20.8	1.9	10.1%	18.9
Other income, net	(0.1)	0.5	n/m(1)	(0.6)
(LOSS) INCOME BEFORE TAXES	(48.5)	(97.5)	n/m(1)	49.0
Income tax expense	9.1	(2.6)	(22.2)%	11.7
NET (LOSS) INCOME	$(57.6)	$(94.9)	n/m(1)	$37.3
__________
(1) Not meaningful.

Net sales
Net sales were $815.2 million for the thirteen weeks ended June 28, 2026 compared to $730.9 million for the thirteen weeks ended June 29, 2025, an increase of $84.3 million, or 11.5 percent. The higher net sales from the thirteen weeks ended June 29, 2025 was driven primarily by the acquisition of American Woodmark in May 2026, which contributed $125.5 million of incremental sales in the second quarter of 2026. Excluding the impact of American Woodmark, the $41.2 million decrease in net sales from the thirteen weeks ended June 29, 2025 was driven by lower sales unit volume of $47.9 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $6.8 million. Overall end market demand was weaker in the second quarter of 2026 compared to the second quarter of 2025 in the repair and remodel and single-family new construction markets. Foreign currency had an immaterial impact during the thirteen weeks ended June 28, 2026 as compared to the thirteen weeks ended June 29, 2025.

Compared to the thirteen weeks ended June 29, 2025, net sales to dealers, whose end customers include builders, professional trades and home remodelers, increased $2.3 million, or 0.6 percent, net sales to retailers, including through their respective retail internet website portals, increased $39.7 million, or 17.8 percent and net sales directly to builders increased $42.3 million, or 43.2 percent. Each of these increases were mainly driven by the $125.5 million incremental sales in the second quarter of 2026 associated with the acquisition of American Woodmark.

Cost of products sold
Cost of products sold increased by $118.5 million, or 24.1 percent, to $609.7 million (74.8 percent of net sales) in the thirteen weeks ended June 28, 2026 as compared to $491.2 million (67.2 percent of net sales) in the thirteen weeks ended June 29, 2025. The inclusion of American Woodmark in the thirteen weeks ended June 28, 2026 resulted in an incremental $108.8 million of cost of products sold in the second quarter of 2026. Excluding the impact of American Woodmark, the $9.7 million increase in cost of products sold was driven primarily by the combined net impact of costs and mix of $41.9 million, partially offset by lower sales unit volume of $32.2 million. In the second quarter of 2026, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $57.3 million, or 35.9 percent, to $216.7 million (26.6 percent of net sales) in the thirteen weeks ended June 28, 2026 compared to $159.4 million (21.8 percent of net sales) in the thirteen weeks ended June 29, 2025. The increase in the thirteen weeks ended June 28, 2026 is primarily due to the inclusion of American Woodmark costs of $24.3 million, which include associate-related costs ($8.9 million) and distribution costs ($8.2 million). The remaining increase in selling, general and administrative expenses were mainly due to increased acquisition-related costs ($36.5 million) and distribution costs ($5.9 million) due to increased fuel costs. These increases were partially offset by lower commission costs ($1.0 million), as a result of the decrease in sales unit volume, and advertising costs ($0.7 million).

Restructuring charges
Restructuring charges were $9.2 million in the thirteen weeks ended June 28, 2026, compared to restructuring charges of $6.6 million in the thirteen weeks ended June 29, 2025. The restructuring charges in the thirteen weeks ended June 28, 2026 included $4.1 million recorded in the second quarter related to the previously announced wind-down and closure of American Woodmark’s Monterrey, Mexico plant. The remaining charges in the thirteen weeks ended June 28, 2026 and the charges in the thirteen weeks ended June 29, 2025 were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $20.8 million in the thirteen weeks ended June 28, 2026, which was comparable to interest expense of $18.9 million in the thirteen weeks ended June 29, 2025. The second quarter of 2026 includes approximately one month of interest expense related to the Term Loan A drawn on May 28, 2026 in conjunction with the American Woodmark transaction.

Other income, net
Other income, net was $0.1 million in the thirteen weeks ended June 28, 2026, a decline of $0.5 million as compared to other income, net of $0.6 million in the thirteen weeks ended June 29, 2025. This decrease was due primarily to lower transactional foreign currency gains in the second quarter of 2026 as compared to the second quarter of 2025, due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen weeks ended June 28, 2026 and June 29, 2025 were as follows:

	Thirteen Weeks Ended
(U.S. Dollars presented in millions, except percentages)	June 28, 2026	June 29, 2025
(Loss) income before taxes	$(48.5)	$49.0
Income tax expense	9.1	11.7
Effective tax rate	(18.8)%	23.9%

The effective income tax rates for the thirteen weeks ended June 28, 2026 and June 29, 2025, were (18.8) percent and 23.9 percent, respectively. The change in the effective income tax rate between the periods was primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, including a reduction in the tax benefit associated with nondeductible compensation, nondeductible acquisition-related transaction costs, deferred tax adjustments related to foreign tax elections, foreign taxes and the mix of earnings in jurisdictions with differing tax rates, partially offset by increased benefit from state and local income taxes, foreign exclusions and research and development tax credits.

The difference between our effective income tax rate for the thirteen weeks ended June 28, 2026, and the U.S. statutory rate of 21.0 percent is primarily attributable to a reduction in the tax benefit associated with our pretax loss resulting from nondeductible compensation, nondeductible acquisition-related transaction costs, deferred tax adjustments related to foreign tax elections, and the mix of earnings in jurisdictions with differing tax rates, partially offset by increased benefit from state and local income taxes and research and development tax credits.

The difference between our effective income tax rate for the thirteen weeks ended June 29, 2025, and the U.S. statutory rate of 21.0 percent was due to the unfavorable impact of net changes in state and local income taxes, nondeductible compensation, foreign income taxed at higher rates, an increase in the valuation allowance and foreign income inclusions net of foreign tax credits. These were partially offset by the release of uncertain tax positions and foreign exclusions.

The following discussion of condensed consolidated results of operations refers to the twenty-six weeks ended June 28, 2026 compared to the twenty-six weeks ended June 29, 2025.

Twenty-six Weeks Ended June 28, 2026 Compared to the Twenty-six Weeks Ended June 29, 2025

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	$ change	% change	June 29, 2025
NET SALES	$1,433.2	$42.0	3.0%	$1,391.2
Cost of products sold	1,071.1	121.8	12.8%	949.3
GROSS PROFIT	362.1	(79.8)	(18.1)%	441.9
Selling, general and administrative expenses	372.6	59.2	18.9%	313.4
Amortization of intangible assets	13.8	1.0	7.8%	12.8
Restructuring charges	22.0	10.7	94.7%	11.3
OPERATING (LOSS) INCOME	(46.3)	(150.7)	n/m(1)	104.4
Interest expense	39.2	0.9	2.3%	38.3
Other income, net	(0.9)	(0.7)	n/m(1)	(0.2)
(LOSS) INCOME BEFORE TAXES	(84.6)	(150.9)	n/m(1)	66.3
Income tax (benefit) expense	(11.6)	(27.3)	n/m(1)	15.7
NET (LOSS) INCOME	$(73.0)	$(123.6)	n/m(1)	$50.6
__________
(1) Not meaningful.

Net sales
Net sales were $1,433.2 million for the twenty-six weeks ended June 28, 2026 compared to $1,391.2 million for the twenty-six weeks ended June 29, 2025, an increase of $42.0 million, or 3.0 percent. The higher net sales from the twenty-six weeks ended June 29, 2025 was driven primarily by the acquisition of American Woodmark in May 2026, which contributed $125.5 million of incremental sales in the first half of 2026. Excluding the impact of American Woodmark, the $83.5 million decrease in net sales from the twenty-six weeks ended June 29, 2025 was driven primarily by lower sales unit volume of $90.0 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $5.7 million. Overall end market demand was weaker in the first half of 2026 compared to the first half of 2025 in the repair and remodel and single-family new construction markets. Foreign currency impact was favorable by $0.8 million during the twenty-six weeks ended June 28, 2026 as compared to the twenty-six weeks ended June 29, 2025.

Compared to the twenty-six weeks ended June 29, 2025, net sales to dealers, whose end customers include builders, professional trades and home remodelers, declined $23.0 million, or 3.0 percent, net sales to retailers, including through their respective retail internet website portals, increased $32.7 million, or 7.3 percent, and net sales directly to builders increased $32.3 million, or 17.8 percent. The increases to retailers and builders were mainly driven by the $125.5 million incremental sales in the second quarter of 2026 associated with the acquisition of American Woodmark.

Cost of products sold
Cost of products sold increased by $121.8 million, or 12.8 percent, to $1,071.1 million (74.7 percent of net sales) in the twenty-six weeks ended June 28, 2026 as compared to $949.3 million (68.2 percent of net sales) in the twenty-six weeks ended June 29, 2025. The inclusion of American Woodmark in the twenty-six weeks ended June 28, 2026 resulted in an incremental $108.8 million of cost of products sold in the second quarter of 2026. Excluding the impact of American Woodmark, the $13.0 million increase in cost of products sold was driven primarily by the higher combined net impact of costs and mix of $73.8 million, partially offset by lower sales unit volume of $60.8 million. In the the first half of 2026, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $59.2 million, or 18.9 percent, to $372.6 million (26.0 percent of net sales) in the twenty-six weeks ended June 28, 2026 compared to $313.4 million (22.5 percent of net sales) in the twenty-six weeks ended June 29, 2025. The increase in the twenty-six weeks ended June 28, 2026 is primarily due to the inclusion of American Woodmark of $24.3 million, which primarily includes associate-related costs ($8.9 million) and distribution costs ($8.2 million). The remaining increase in selling, general and administrative expenses were mainly due to increased acquisition-related costs ($40.5 million) and distribution costs ($8.4 million), due to increased fuel costs. These increases were partially offset by lower commission costs ($2.3 million), as a result of the decrease in sales unit volume, advertising costs ($1.6 million), and professional fees ($1.4 million).

Restructuring charges
Restructuring charges were $22.0 million in the twenty-six weeks ended June 28, 2026, as compared to restructuring charges of $11.3 million in the twenty-six weeks ended June 29, 2025. The increase in the twenty-six weeks ended June 28, 2026 is primarily due to the implementation of a voluntary and involuntary separation program to reduce overall headcount, primarily in our corporate functions, in the first quarter. As a result of the workforce reduction, the Company recorded $8.1 million of one-time termination benefit costs for employees who voluntarily and involuntarily terminated their employment with the Company during the first quarter of 2026 and recorded an additional $0.7 million of one-time termination benefit costs during the second quarter of 2026. The restructuring charges in the second quarter of 2026 also included $4.1 million related to the previously announced wind-down and closure of American Woodmark’s Monterrey, Mexico plant. The remaining charges in the twenty-six weeks ended June 28, 2026 and the charges in the twenty-six weeks ended June 29, 2025 were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $39.2 million in the twenty-six weeks ended June 28, 2026 which was comparable to interest expense of $38.3 million in the twenty-six weeks ended June 29, 2025. The second quarter of 2026 includes approximately one month of interest expense related to the Term Loan A drawn on May 28, 2026 in conjunction with the American Woodmark transaction.

Other income, net
Other income, net was $0.9 million in the twenty-six weeks ended June 28, 2026, an increase of $0.7 million as compared to other income, net of $0.2 million in the twenty-six weeks ended June 29, 2025. This increase was primarily due to the change in transactional foreign currency gains due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the twenty-six week periods ended June 28, 2026 and June 29, 2025 were as follows:

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025
(Loss) income before taxes	$(84.6)	$66.3
Income tax (benefit) expense	(11.6)	15.7
Effective tax rate	13.7%	23.7%

The effective income tax rates for the twenty-six weeks ended June 28, 2026 and June 29, 2025, were 13.7 percent and 23.7 percent, respectively. The change in the effective income tax rate between the periods is primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, including a reduction in the tax benefit associated with nondeductible compensation, nondeductible acquisition-related transaction costs, deferred tax adjustments related to foreign tax elections, and the mix of earnings in jurisdictions with differing tax rates, partially offset by increased benefit from state and local income taxes and research and development tax credits.

The difference between our effective income tax rate for the twenty-six weeks ended June 28, 2026, and the U.S. statutory rate of 21.0 percent is primarily attributable to a reduction in the tax benefit associated with our pretax loss resulting from nondeductible compensation, nondeductible acquisition-related transaction costs, deferred tax adjustments related to foreign tax elections, and the mix of earnings in jurisdictions with differing tax rates, partially offset by increased benefit from state and local income taxes and research and development tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 in the section entitled “Risk Factors” within Part II, Item 1A.

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

The 2024 Credit Agreement contains a financial covenant that does not permit the Company to allow its net leverage ratio to exceed, in the case of any fiscal quarter ending on or following March 30, 2025, 3.25 to 1.00 or, if the Company consummates any material acquisition, then the Company’s net leverage ratio shall not exceed 3.75 to 1.00 for the applicable fiscal quarter in which such acquisition is consummated and the three consecutive fiscal quarters thereafter. The Merger with American Woodmark is deemed a material acquisition under the 2024 Credit Agreement. The Company is also required to maintain a minimum interest coverage ratio of 3.00 to 1.00. The 2024 Credit Agreement also contains customary events of default. The occurrence of an event of default could result in the termination of commitments under the revolving credit facility, the acceleration of all outstanding amounts thereunder and the requirement to cash collateralize outstanding letters of credit.

The Company entered into the Second Amendment of its 2024 Credit Agreement on March 26, 2026, which (i) added a new category of pricing in respect of the margin over the base reference rate as to loans thereunder and (ii) changed the threshold for the net leverage ratio financial covenant and minimum interest coverage ratio financial covenant in the 2024 Credit Agreement until (but excluding) the earlier of (A) January 1, 2027 and (B) the date that MasterBrand’s Merger with American Woodmark becomes effective. Under the Second Amendment, the new financial covenant does not permit the Company to allow its net leverage ratio to exceed, (i) 3.75 to 1.00 for the fiscal quarter ending on or about March 31, 2026, (ii) 4.00 to 1.00 for the fiscal quarters ending on or about June 30, 2026 and September 30, 2026 and (iii) 3.75 to 1.00 for the fiscal quarter ending on or about December 31, 2026. The Second Amendment also changed the required minimum interest coverage ratio to 2.75 to 1.00 until the earlier of January 1, 2027 or the effective date of the Merger with American Woodmark. The aforementioned changes to the net leverage ratio and minimum interest coverage ratio as part of the Second Amendment are no longer in place as of the effective date of the Merger with American Woodmark on May 28, 2026. The Company was in compliance with all of its debt covenants as of June 28, 2026.

The Company previously amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw Term Loan A commitments, the funding of which was dependent on the closing of the Merger. Effective as of the Closing Date, the $375.0 million of delayed draw Term Loan A commitments was used to repay and terminate American Woodmark’s existing indebtedness of $367.5 million, with the remaining funds used to reimburse MasterBrand for fees and expenses previously paid in connection with the First Amendment and the Merger. The interest rate of the delayed draw Term Loan A is a variable rate based on the SOFR, plus, a margin depending on the Company’s net leverage ratio. The delayed draw Term Loan A will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and there were no material changes to the covenants in place under the 2024 Credit Agreement as a result of this amendment. Quarterly payments are required under the First Amendment, ranging from 1.25 percent to 1.875 percent of the aggregate principal amount of all delayed draw Term Loan A commitments, beginning in September 2026 and recurring through June 2029.

As of June 28, 2026, we had $1,390.3 million outstanding in third-party borrowings, net of deferred financing fees.

Cash Flows
Below is a summary of cash flows for the twenty-six weeks ended June 28, 2026 and June 29, 2025.

	Twenty-six Weeks Ended
(U.S. Dollars presented in millions)	June 28, 2026	June 29, 2025
Net cash provided by operating activities	$5.8	$53.4
Net cash used in investing activities	(353.4)	(24.3)
Net cash provided by (used in) financing activities	404.6	(34.0)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	0.7	4.0
Net increase (decrease) in cash, cash equivalents and restricted cash	$57.7	$(0.9)

Net cash provided by operating activities was $5.8 million in the first half of 2026 as compared to $53.4 million in the first half of 2025. Net loss decreased operating cash flow by $73.0 million in the first half of 2026, compared to net income of $50.6 million in the first half of 2025. In the first half of 2026, accounts receivable increased $6.3 million from the fiscal 2025 ending balance, compared to an increase of $26.9 million in the first half of 2025. In the first half of 2026, inventory decreased $7.5 million, as compared to a decrease in inventory of $0.2 million in the first half of 2025. In the first half of 2026, accounts payable increased $3.4 million compared to a decrease of $5.5 million in the first half of 2025.

Net cash used in investing activities was $353.4 million in the first half of 2026, compared to $24.3 million in the first half of 2025. The year-over-year increase is due to the acquisition of American Woodmark, net of cash acquired, of $330.3 million, partially offset by decreased capital expenditures as compared to the prior year.

Net cash provided by financing activities was $404.6 million in the twenty-six weeks ended June 28, 2026 as compared to net cash used in financing activities of $34.0 million in the twenty-six weeks ended June 29, 2025. The twenty-six weeks ended June 28, 2026 included the issuance of our Term Loan A of $375.0 million, which was used to repay and terminate American Woodmark’s existing indebtedness. The twenty-six weeks ended June 28, 2026 also included net borrowings on our revolving credit facility of $40.0 million, while the twenty-six weeks ended June 29, 2025 included net repayments on our revolving credit facility of $10.0 million. The twenty-six weeks ended June 29, 2025 also includes $18.1 million of stock repurchases made under the $50.0 million stock repurchase programs.

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

CRITICAL ACCOUNTING ESTIMATES
The condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to make certain estimates and assumptions that affect reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Our critical accounting estimates requiring significant judgment that could materially impact our results of operations, financial position and cash flows are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025. Since the date of the Company’s most recent Annual Report, there have been no material changes in our critical accounting estimates or assumptions.

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

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 28, 2026 (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

The Company completed the American Woodmark acquisition on May 28, 2026. Management plans to exclude American Woodmark from its assessment of internal control over financial reporting as of December 27, 2026, because it was acquired by the Company in a purchase business combination during 2026.

We are currently integrating the processes and internal controls of American Woodmark. Except for the American Woodmark acquisition, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tax Assessment from the Servicio de Administración Tributaria
Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria, (the “SAT”), issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $54.0 million U.S. dollars as of June 28, 2026) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of June 28, 2026 and December 28, 2025. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Legacy American Woodmark Claim
The Company is defending a wrongful death action filed in October 2024 in Arizona state court arising from a loading dock accident at a legacy American Woodmark facility in Kingman, Arizona. The complaint asserts negligence-based claims and seeks compensatory, punitive and other damages. The matter remains pending in Mohave County Superior Court, with discovery ongoing and mediation scheduled for August 25, 2026. The Company disputes liability and intends to defend the matter vigorously. The Company is evaluating applicable insurance coverage. At this time, the Company is unable to reasonably estimate a loss or range of potential loss.

Antidumping and Countervailing Duties Matter
In February 2020, certain domestic manufacturers filed scope and circumvention petitions with the U.S. Department of Commerce and the U.S. International Trade Commission seeking antidumping and countervailing duties on hardwood plywood assembled in Vietnam using Chinese-sourced cores. The Department of Commerce issued an affirmative preliminary determination in July 2022 and a final determination in July 2023.

The Final Determination identified Vietnamese suppliers that were not eligible for certification, which required antidumping and countervailing duty cash deposits of 206 percent on imports from those suppliers. Two of American Woodmark’s primary Vietnamese plywood vendors remained on that list, and American Woodmark recorded a $4.9 million loss in fiscal 2024, or $3.7 million net of tax, on unliquidated customs entries. Through fiscal 2025, American Woodmark remitted $3.8 million of deposits. American Woodmark last placed orders with these vendors in June 2022.

In May 2025, the Department of Commerce issued final administrative review results finding the two American Woodmark vendors eligible for certification. The petitioners did not appeal, and the Department of Commerce had six months to issue refunds of the deposits remitted by American Woodmark. U.S. Customs and Border Protection began liquidating the remaining applicable customs entries on November 7, 2025. Before the Merger became effective on May 28, 2026, American Woodmark received a refund of the full $3.8 million of deposits, and we consider this matter to be fully resolved.

For additional information regarding our legal proceedings, refer to Note 14, "Contingencies and Accrued Losses," included in this Quarterly Report on Form 10-Q.

Item 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 in the section entitled “Risk Factors” within Part I, Item 1A, and in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 in the section entitled “Risk Factors” within Part II, Item 1A.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 28, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K, except as follows:
On June 11, 2026, Bruce Kendrick, Executive Vice President & Chief Human Resources Officer, entered into a Rule 10b5-1 trading arrangement. The adopted plan provided for the sale of up to 110,718 shares of MasterBrand Inc. common stock between June 11, 2026 and expiring June 11, 2027.

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
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of (Loss) Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2026	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Andrea H. Simon
	Name:	Andrea H. Simon
	Title:	Executive Vice President and Chief Financial Officer