Form 10-Q
period 2026-09-27
MasterBrand, Inc.
filed 2026-11-06
CIK 1941365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The registrant had outstanding 203,546,943 shares of common stock as of November 4, 2026.

Part I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
NET SALES	$1,036.8	$698.9	$2,470.0	$2,090.1
Cost of products sold	781.9	480.7	1,853.0	1,430.0
GROSS PROFIT	254.9	218.2	617.0	660.1
Selling, general and administrative expenses	224.0	167.5	596.6	480.9
Amortization of intangible assets	9.8	6.4	23.6	19.2
Restructuring charges	11.1	2.6	33.1	13.9
OPERATING INCOME (LOSS)	10.0	41.7	(36.3)	146.1
Interest expense	24.4	18.2	63.6	56.5
Other (income) expense, net	(2.0)	0.1	(2.9)	(0.1)
(LOSS) INCOME BEFORE TAXES	(12.4)	23.4	(97.0)	89.7
Income tax (benefit) expense	(3.2)	5.3	(14.8)	21.0
NET (LOSS) INCOME	$(9.2)	$18.1	$(82.2)	$68.7
Average Number of Shares of Common Stock Outstanding
Basic	203.5	126.7	161.5	127.0
Diluted	203.5	129.5	161.5	129.7
(Loss) Earnings Per Common Share
Basic	$(0.05)	$0.14	$(0.51)	$0.54
Diluted	$(0.05)	$0.14	$(0.51)	$0.53

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
NET (LOSS) INCOME	$(9.2)	$18.1	$(82.2)	$68.7
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(1.4)	(0.1)	(3.0)	13.6
Unrealized (losses) gains on derivatives:
Unrealized holding gains arising during period	—	2.5	3.2	9.3
Less: reclassification adjustment for (gains) losses included in net (loss) income	(1.6)	(2.2)	(7.5)	0.5
Unrealized (losses) gains on derivatives	(1.6)	0.3	(4.3)	9.8
Defined benefit plans:
Pension settlement gain	—	—	—	5.6
Amortization of net actuarial loss	—	—	—	0.2
Defined benefit plans	—	—	—	5.8
Other comprehensive (loss) income, before tax	(3.0)	0.2	(7.3)	29.2
Income tax expense related to items of other comprehensive loss	—	—	—	(1.4)
Other comprehensive (loss) income, net of tax	(3.0)	0.2	(7.3)	27.8
COMPREHENSIVE (LOSS) INCOME	$(12.2)	$18.3	$(89.5)	$96.5
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(U.S. Dollars presented in millions)	September 27, 2026	December 28, 2025
ASSETS
Current assets
Cash and cash equivalents	$139.7	$183.3
Accounts receivable, net	233.4	150.4
Inventories	438.3	269.1
Other current assets	139.9	93.1
TOTAL CURRENT ASSETS	951.3	695.9
Property, plant and equipment, net of accumulated depreciation	811.6	503.1
Operating lease right-of-use assets, net of accumulated amortization	268.1	189.1
Goodwill	1,323.8	1,127.5
Other intangible assets, net of accumulated amortization	878.8	547.7
Other assets	95.6	37.1
TOTAL ASSETS	$4,329.2	$3,100.4
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$286.9	$203.7
Current portion of long-term debt	18.8	—
Current operating lease liabilities	56.1	24.3
Other current liabilities	268.2	187.7
TOTAL CURRENT LIABILITIES	630.0	415.7
Long-term debt	1,212.0	974.5
Deferred income taxes	270.7	171.6
Operating lease liabilities	231.8	175.2
Other non-current liabilities	21.1	18.8
TOTAL LIABILITIES	2,365.6	1,755.8
Contingencies and Accrued Losses (Note 14)
Equity
Common stock (par value $0.01 per share; authorized 750.0 million shares; 209.7 million issued and 203.5 million outstanding as of September 27, 2026; 132.6 million issued and 127.2 million outstanding as of December 28, 2025)	2.0	1.3
Paid-in capital	772.3	55.8
Treasury stock, at cost	(79.1)	(70.4)
Accumulated other comprehensive (loss) income	(6.5)	0.8
Retained earnings	1,274.9	1,357.1
TOTAL EQUITY	1,963.6	1,344.6
TOTAL LIABILITIES AND EQUITY	$4,329.2	$3,100.4

See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025
OPERATING ACTIVITIES
Net (loss) income	$(82.2)	$68.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102.5	70.4
Restructuring charges, net of cash payments	13.4	3.0
Amortization of finance fees	2.4	2.1
Stock-based compensation	25.0	15.2
Recognition of pension settlement charge	—	0.2
Changes in operating assets and liabilities:
Accounts receivable	7.6	(26.6)
Inventories	4.8	4.4
Other current assets	(2.4)	(9.7)
Accounts payable	41.0	(2.2)
Accrued expenses and other current liabilities	(23.6)	(27.5)
Other items	(8.3)	10.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	80.2	108.8
INVESTING ACTIVITIES
Capital expenditures(a)	(36.6)	(43.8)
Proceeds from the disposition of assets	0.3	3.7
Acquisition of business, net of cash acquired	(330.3)	—
NET CASH USED IN INVESTING ACTIVITIES	(366.6)	(40.1)
FINANCING ACTIVITIES
Proceeds from revolving credit facility borrowings	210.0	150.0
Issuance of Term Loan A	375.0	—
Repayment of revolving credit facility borrowings	(330.0)	(205.0)
Payment of financing fees	(1.1)	—
Repurchase of common stock	—	(18.1)
Payments of employee taxes withheld from share-based awards	(8.7)	(4.8)
Other items	(2.6)	(1.9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	242.6	(79.8)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(0.4)	4.9
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(44.2)	$(6.2)
Cash, cash equivalents, and restricted cash at beginning of period	$183.9	$121.6
Cash, cash equivalents, and restricted cash at end of period	$139.7	$115.4

Cash and cash equivalents	$139.7	$114.8
Restricted cash included in other assets	—	0.6
Total cash, cash equivalents and restricted cash	$139.7	$115.4
(a)    Capital expenditures of $6.5 million and $6.9 million that have not been paid as of September 27, 2026 and September 28, 2025, respectively, were excluded from the condensed consolidated statements of cash flows.
See notes to unaudited condensed consolidated financial statements

MasterBrand, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Paid-in Capital	Treasury stock, at cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
(U.S. Dollars and shares presented in millions)	Shares	Amount
Balance at December 28, 2025	127.2	$1.3	$55.8	$(70.4)	$0.8	$1,357.1	$1,344.6
Comprehensive income:
Net loss	—	—	—	—	—	(15.4)	(15.4)
Other comprehensive loss	—	—	—	—	(6.3)	—	(6.3)
Stock-based compensation	0.8	—	4.3	(6.7)	—	—	(2.4)
Balance at March 29, 2026	128.0	$1.3	$60.1	$(77.1)	$(5.5)	$1,341.7	$1,320.5
Comprehensive income:
Net loss	—	—	—	—	—	(57.6)	(57.6)
Other comprehensive income	—	—	—	—	2.0	—	2.0
Issuance of common stock in connection with asset acquisition	75.0	0.7	691.5	—	—	—	692.2
Stock-based compensation	0.4	—	12.7	(1.1)	—	—	11.6
Balance at June 28, 2026	203.4	$2.0	$764.3	$(78.2)	$(3.5)	$1,284.1	$1,968.7
Comprehensive income:
Net loss	—	—	—	—	—	(9.2)	(9.2)
Other comprehensive loss	—	—	—	—	(3.0)	—	(3.0)
Stock-based compensation	0.1	—	8.0	(0.9)	—	—	7.1
Balance at September 27, 2026	203.5	$2.0	$772.3	$(79.1)	$(6.5)	$1,274.9	$1,963.6

Balance at December 29, 2024	127.6	$1.3	$39.7	$(44.0)	$(32.7)	$1,330.4	$1,294.7
Comprehensive income:
Net income	—	—	—	—	—	13.3	13.3
Other comprehensive income	—	—	—	—	9.5	—	9.5
Stock-based compensation	0.4	—	5.1	(4.5)	—	—	0.6
Stock repurchase program	(0.8)	—	—	(11.4)	—	—	(11.4)
Balance at March 30, 2025	127.2	$1.3	$44.8	$(59.9)	$(23.2)	$1,343.7	$1,306.7
Comprehensive income:
Net income	—	—	—	—	—	37.3	37.3
Other comprehensive income	—	—	—	—	18.1	—	18.1
Stock-based compensation	0.1	—	5.7	(0.1)	—	—	5.6
Stock repurchase program	(0.6)	—	—	(6.7)	—	—	(6.7)
Balance at June 29, 2025	126.7	$1.3	$50.5	$(66.7)	$(5.1)	$1,381.0	$1,361.0
Comprehensive income:
Net income	—	—	—	—	—	18.1	18.1
Other comprehensive income	—	—	—	—	0.2	—	0.2
Stock-based compensation	—	—	4.4	(0.2)	—	—	4.2
Balance at September 28, 2025	126.7	$1.3	$54.9	$(66.9)	$(4.9)	$1,399.1	$1,383.5
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

The condensed consolidated balance sheet as of September 27, 2026, as well as the related condensed consolidated statements of (loss) income, comprehensive (loss) income, cash flows and equity for the thirteen and thirty-nine weeks ended September 27, 2026 and the thirteen and thirty-nine weeks ended September 28, 2025 are unaudited. The presentation of these financial statements requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring accruals, considered necessary for a fair statement of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

During the thirteen and thirty-nine weeks ended September 27, 2026, MasterBrand received $10.9 million and $12.1 million of refunds, respectively, and recognized these amounts as a reduction in cost of products sold in the respective periods. No receivable has been recognized as of September 27, 2026 for the remaining $2.8 million of IEEPA tariffs paid prior to the Supreme Court decision due to uncertainty regarding the realizability of the refund.

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

Environmental Credits
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those fiscal years. The Company is evaluating the impact of adopting this guidance on the condensed consolidated financial statements.

Other new accounting pronouncements issued but not effective until after September 27, 2026 did not and are not expected to have a material impact on our financial position, results of operations or cash flows.

3. Acquisition of American Woodmark

Effective as of May 28, 2026 (the “Closing Date”), MasterBrand completed its previously announced transaction with American Woodmark Corporation (the “Closing”). On August 5, 2025, the Company, Maple Merger Sub, Inc., a Virginia corporation and direct, wholly owned subsidiary of the Company (“Merger Sub”), and American Woodmark entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into American Woodmark (the “Merger”) at the effective time of the Merger (the “Effective Time”), with American Woodmark continuing as the surviving entity. Pursuant to the Merger Agreement, at the Effective Time, each share of American Woodmark common stock outstanding was converted into the right to receive 5.1500 shares of MasterBrand common stock (such ratio, the “Exchange Ratio”) plus cash in lieu of any fractional shares.

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

The purchase consideration was $1,059.8 million, which was determined as follows:

(U.S. Dollars presented in millions)
Preliminary purchase consideration
Exchange Ratio	5.1500
American Woodmark shares to be acquired as of May 28, 2026	14,569,868
Number of MasterBrand shares to be issued based on Exchange Ratio	75,034,820
Less: Fractional Shares settled in cash	163
Whole MasterBrand shares issued	75,034,657
MasterBrand share price at open of trading on May 28, 2026	$9.10
Purchase consideration transferred for American Woodmark shares(a)	$682.8
Fair value of replacement awards attributable to the purchase consideration(b)	9.5
Settlement of American Woodmark Existing Debt(c)	$367.5
Total initial purchase consideration	$1,059.8
(a)    Includes an immaterial cash payment settled for fractional shares.
(b)    The estimated fair value of the replacement equity awards was $19.9 million, of which $9.5 million is attributable to service periods prior to the acquisition and is included in the purchase consideration. The remaining fair value is attributable to $6.0 million of awards that vested shortly after the merger close date based on change of control provisions and were immediately recognized as expense during the thirteen weeks ended June 28, 2026. As of the merger close date, there was also $4.4 million of awards that will vest in conjunction with future service through July 2028.
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

The following table sets forth the allocation of the purchase consideration to the assets acquired and liabilities assumed of American Woodmark, with the excess recorded to goodwill:

(U.S. Dollars presented in millions)
Preliminary Net Assets Acquired	Initial Purchase Price Allocation	Measurement Period Changes	Updated Purchase Price Allocation
Cash and cash equivalents	$37.2	$—	$37.2
Accounts receivable	90.9	—	90.9
Inventories	174.4	—	174.4
Other current assets	47.7	—	47.7
Property, plant and equipment	355.6	(0.5)	355.1
Operating lease right-of-use assets	106.8	(0.6)	106.2
Other intangible assets	356.0	—	356.0
Other assets	61.8	—	61.8
	$1,230.4	$(1.1)	$1,229.3
Accounts payable	$45.5	$—	$45.5
Current operating lease liabilities	32.4	—	32.4
Other current liabilities	96.0	(0.1)	95.9
Deferred income taxes	112.0	3.4	115.4
Operating lease liabilities	74.4	—	74.4
Other non-current liabilities	3.1	—	3.1
	$363.4	$3.3	$366.7
Net Assets Acquired	$867.0	$(4.4)	$862.6
Goodwill	192.8	4.4	197.2
Purchase Consideration	$1,059.8	$—	$1,059.8
The estimated value of Property, Plant and Equipment includes adjustments totaling $129.5 million to increase the net book value of $225.6 million to the preliminary fair value estimate of $355.1 million. This estimate is based on other comparable acquisitions and historical experience, and preliminary expectations as to the duration of time we expect to realize benefits from those assets.

The estimated fair values of identifiable real and personal property assets acquired were prepared using the cost and market valuation approaches, in which values are determined by examining recent comparable transactions, market multiples, and publicly traded peer metrics, or by estimating the replacement cost to rebuild or replace the service capacity of an asset, accounting for physical or economic obsolescence. The estimated useful lives are based on our historical experience and expectations as to the duration of time we expect to realize benefits from those assets.

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
The Company recognized $197.2 million of goodwill, of which none is tax deductible. The $197.2 million of goodwill recognized is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and American Woodmark’s assembled workforce.

Net sales and earnings related to the operations of American Woodmark that have been included in our condensed consolidated statements of (loss) income for the period from May 28, 2026 to September 27, 2026 are as follows:

	13 Weeks Ended	39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 27, 2026
Net Sales	$355.7	$481.2
Net Loss	$(4.7)	$(33.6)
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

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net Sales	$1,036.8	$1,089.4	$3,033.3	$3,291.9
Net (Loss) Income	$(1.6)	$27.7	$(134.9)	$48.1
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

The Company incurred $4.4 million and $48.4 million of acquisition-related costs in the thirteen and thirty-nine weeks ended September 27, 2026, respectively. Acquisition-related costs included $13.8 million of severance and $6.0 million of stock compensation for the thirty-nine weeks ended September 27, 2026, resulting from the acquisition of American Woodmark. The $13.8 million severance liability is recorded in other current liabilities in the condensed consolidated balance sheet as of September 27, 2026. The remaining acquisition-related costs in the thirteen and thirty-nine weeks ended September 27, 2026 primarily related to professional fees. The Company incurred $15.2 million and $18.7 million of acquisition-related costs in the thirteen and thirty-nine weeks ended September 28, 2025, respectively. The acquisition costs in the thirteen and thirty-nine weeks ended September 28, 2025 primarily related to the costs incurred in connection with the acquisition of American Woodmark prior to its completion. Acquisition-related costs for all periods presented are recorded within selling, general and administrative expenses in the condensed consolidated statements of (loss) income.

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

Settlement of our outstanding accounts receivable balances normally occurs within 30 to 90 days of the original sale transaction date. Obligations arise for us from customer rights to return our goods, including among others, product obsolescence, stock rotations, trade-in agreements for newer products and upon termination of a customer contract. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund obligation, which amounted to $2.9 million and $2.1 million as of September 27, 2026 and December 28, 2025, respectively. Refund obligations are classified within other current liabilities in our condensed consolidated balance sheets. Return assets related to the refund obligation are measured at the carrying amount of the goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value.

The Company disaggregates revenue from contracts with customers into (i) major sales distribution channels and (ii) total sales to customers by shipping location, as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels and by shipping location for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025.

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net Sales by Channel
Dealers(a)	$431.7	$391.6	$1,171.8	$1,154.7
Retailers(b)	370.5	211.9	849.7	658.4
Builders(c)	234.6	95.4	448.5	277.0
Net sales	$1,036.8	$698.9	$2,470.0	$2,090.1
Net Sales by Shipping Location
United States	$1,012.5	$669.7	$2,392.4	$2,004.7
Canada	20.8	24.9	67.1	74.7
Mexico	3.5	4.3	10.5	10.7
Net sales	$1,036.8	$698.9	$2,470.0	$2,090.1
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
Practical Expedients
Incremental costs of obtaining a contract include only those costs the Company incurs that would not have been incurred if the contract had not been obtained. These costs are required to be recognized as assets and amortized over the period that the related goods or services transfer to the customer. As a practical expedient, we expense as incurred costs to obtain a contract when the expected amortization period is one year or less. These costs are recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of (loss) income.

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

The following table summarizes the activity for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Beginning balance	$18.0	$1.3	$17.4	$3.0
Bad debt provision	0.3	0.2	1.0	0.7
Uncollectible accounts written off, net of recoveries	(0.5)	(1.2)	(0.6)	(3.4)
Ending balance	$17.8	$0.3	$17.8	$0.3

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

5. (Loss) Earnings Per Common Share
The following table sets forth the reconciliation of the numerator and the denominator of basic (loss) earnings per common share and diluted (loss) earnings per common share for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions, except per share amounts)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Numerator:
Numerator for basic and diluted (loss) earnings per common share - Net (loss) income	$(9.2)	$18.1	$(82.2)	$68.7
Denominator:
Denominator for basic (loss) earnings per common share - weighted average shares outstanding	203.5	126.7	161.5	127.0
Effect of dilutive securities - stock-based awards	—	2.8	—	2.7
Denominator for diluted (loss) earnings per common share - weighted average shares outstanding	203.5	129.5	161.5	129.7
(Loss) earnings per common share:
Basic	$(0.05)	$0.14	$(0.51)	$0.54
Diluted	$(0.05)	$0.14	$(0.51)	$0.53

Due to the net loss during each of the thirteen and thirty-nine weeks ended September 27, 2026, all potential common shares were anti‑dilutive and have been excluded from the calculation of diluted loss per common share. Approximately 0.4 million shares were excluded from the calculation of diluted earnings per common share for both the thirteen and thirty-nine weeks ended September 28, 2025, because their inclusion would have been anti-dilutive.

6. Balance Sheet Information
Supplemental information on our condensed consolidated balance sheets is as follows:

(U.S. Dollars presented in millions)	September 27, 2026	December 28, 2025
Inventories:
Raw materials and supplies	$251.3	$193.1
Work in process	74.8	24.6
Finished products	112.2	51.4
Total inventories	$438.3	$269.1
Property, plant and equipment:
Land and improvements	$53.6	$41.8
Buildings and improvements to leaseholds	509.6	388.8
Machinery and equipment	932.0	684.7
Construction in progress	39.9	44.0
Property, plant and equipment, gross	1,535.1	1,159.3
Less: accumulated depreciation	723.5	656.2
Property, plant and equipment, net of accumulated depreciation	$811.6	$503.1
Other current liabilities:
Accrued salaries, wages and other compensation	$98.7	$63.3
Accrued outbound freight	21.9	3.6
Self-insurance liabilities	19.4	14.2
Accrued income and other taxes	18.8	15.3
Accrued restructuring	14.0	2.4
Accrued product warranties	11.0	7.3
Interest payable	10.9	23.0
Other accrued expenses	73.5	58.6
Total other current liabilities	$268.2	$187.7

7. Goodwill and Identifiable Intangible Assets
We had goodwill of $1,323.8 million and $1,127.5 million as of September 27, 2026 and December 28, 2025, respectively. The change in the net carrying amount of goodwill was as follows:

(U.S. Dollars presented in millions)	Total Goodwill
Balance at December 28, 2025	$1,127.5
American Woodmark acquisition	197.2
2026 translation adjustments	(0.9)
Balance at September 27, 2026	$1,323.8
The gross carrying value and accumulated amortization by class of intangible assets as of September 27, 2026 and December 28, 2025 were as follows:

	September 27, 2026			December 28, 2025
(U.S. Dollars presented in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived tradenames(a)	$397.8	$—	$397.8	$268.1	$—	$268.1
Amortizable intangible assets
Tradenames	10.1	(10.1)	—	10.3	(10.3)	—
Customer and contractual relationships(a)	760.9	(279.9)	481.0	536.8	(257.2)	279.6
Patents/proprietary technology	11.0	(11.0)	—	11.0	(11.0)	—
Total	782.0	(301.0)	481.0	558.1	(278.5)	279.6
Total identifiable intangibles	$1,179.8	$(301.0)	$878.8	$826.2	$(278.5)	$547.7
(a)    During the second quarter of 2026, we completed our acquisition of American Woodmark, acquiring indefinite-lived trade names of $131.0 million and customer relationships of $225.0 million.
There were no impairments of goodwill or indefinite-lived assets for the thirteen and thirty-nine weeks ended September 27, 2026. The Company tests goodwill and indefinite-lived intangibles for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the asset might be impaired. During the first thirty-nine weeks of fiscal 2026, the Company’s market capitalization declined and, at times, was below the carrying value of its net assets. Management evaluated whether this decline, together with other macroeconomic, industry and company-specific factors, constituted a triggering event requiring an interim goodwill impairment test. After considering the short-term and temporary nature of the stock price decline, the Company’s forecasted operating performance and cash flows from operations, and the implied control premium when comparing market capitalization to an internal valuation, management concluded that it was not more likely than not that the fair value of its reporting unit is less than its carrying amount. Accordingly, no impairment assessment was conducted in the thirteen and thirty-nine weeks ended September 27, 2026. However, it is possible that future changes in the macroeconomic environment, or other company-specific factors, may constitute a triggering event and require the Company to perform an impairment analysis in the future to determine if the fair value of the Company's reporting unit is less than its carrying amount.

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

We account for derivative instruments as follows:

•Derivative instruments that are designated as cash flow hedges - The changes in the fair value of the derivative instrument are reported in other comprehensive (loss) income and are recognized in the condensed consolidated statements of (loss) income when the hedged item affects earnings. In all periods presented, the recognized gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in cost of products sold on the condensed consolidated statements of (loss) income.
•Derivative instruments that are designated as fair value hedges - The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in other (income) expense, net on the condensed consolidated statements of (loss) income.
•Derivative instruments that are designated as net investment hedges - The changes in fair value of the derivative instrument are recognized in the condensed consolidated statements of (loss) income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.

As of and for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, we have only entered into foreign currency forward contracts, some of which have been designated as fair value hedges and some of which have been designated as cash flow hedges. We may enter into foreign currency forward contracts to protect against foreign exchange risks associated with certain existing assets and liabilities, forecasted future cash flows and net investments in foreign subsidiaries. Foreign exchange contracts related to forecasted future cash flows correspond to the periods of the forecasted transactions, which generally do not exceed 12 to 15 months subsequent to the latest balance sheet date.

Our primary foreign currency hedge contracts pertain to the Mexican peso and the Canadian dollar. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding at September 27, 2026, was $60.5 million, representing a net settlement asset of $1.0 million. Based on foreign exchange rates as of September 27, 2026, we estimate that the $0.6 million of net derivative gains associated with cash flow hedges and included in accumulated other comprehensive (loss) income as of September 27, 2026, will be reclassified to earnings within the next twelve months.

The fair values of foreign exchange derivative instruments on the condensed consolidated balance sheets as of September 27, 2026 and December 28, 2025 were:

(U.S. Dollars presented in millions)	Location	September 27, 2026	December 28, 2025
Assets:
Foreign exchange contracts	Other current assets	$1.2	$6.1
	Total assets	$1.2	$6.1
Liabilities:
Foreign exchange contracts	Other current liabilities	$0.2	$—
	Total liabilities	$0.2	$—

The effects of cash flow hedging financial instruments included within the condensed consolidated statements of comprehensive (loss) income for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 are presented in the table below. When the hedged item affects earnings, amounts are reclassed out of accumulated other comprehensive (loss) income and recognized as a component of cost of products sold.

	Amount Recognized in Statement of Comprehensive (Loss) Income for Cash Flow Hedging Relationships
	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Foreign exchange contracts:
Unrealized holding gains arising during period	$—	$2.5	$3.2	$9.3
Less: reclassification adjustment for (gains) losses included in net (loss) income	(1.6)	(2.2)	(7.5)	0.5
Unrealized (losses) gains on derivatives	$(1.6)	$0.3	$(4.3)	$9.8

The effects of fair value hedging financial instruments included in other (income) expense, net on the condensed consolidated statements of (loss) income for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 were:

	Amount Recognized in Earnings on Fair Value Hedging Relationships
	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Foreign exchange contracts:
Hedged items	$—	$0.1	$—	$(0.4)
Net gains (losses) recognized in earnings	$—	$0.1	$—	$(0.4)

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

We do not have any assets or liabilities measured at fair value on a recurring basis that are Level 3, except for certain assumptions in estimating the fair value of indefinite-lived tradenames, as discussed in Note 3, "Acquisition of American Woodmark" above and Note 9, "Goodwill and Identifiable Intangible Assets" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Assets and liabilities measured at fair value on a recurring basis as of September 27, 2026 and December 28, 2025 were as follows:

	Fair Value
(U.S. Dollars presented in millions)	September 27, 2026	December 28, 2025
Assets:
Derivative asset financial instruments (Level 2)	$1.2	$6.1
Deferred compensation program assets (Level 2)	11.4	10.2
Total assets	$12.6	$16.3
Liabilities:
Derivative liability financial instruments (Level 2)	$0.2	$—

The principal derivative financial instruments we enter into on a routine basis are foreign exchange contracts. Derivative financial instruments are recorded at fair value.
The estimated fair value of the Company's debt, including current maturities, is based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities, at a discount rate for the remaining principal payments. As of September 27, 2026, the fair value of long-term debt was $1,195.2 million compared to the carrying value of $1,221.3 million, excluding deferred financing costs. As of December 28, 2025, the fair value of total debt was $1,009.1 million compared to the carrying value of $985.0 million, excluding deferred financing costs.

10. Debt
The following table provides a summary of the Company’s debt as of September 27, 2026 and December 28, 2025, including the carrying value of the debt less debt issuance costs:

	September 27, 2026		December 28, 2025
(U.S. Dollars presented in millions)	Current	Long-term	Long-term
Term loan A due June 2029	$18.8	$356.3	$—
Revolving credit facility due June 2029	—	165.0	285.0
7.00% Senior Notes due 2032	—	700.0	700.0
	18.8	1,221.3	985.0
Less: Unamortized debt issuance costs	—	(9.3)	(10.5)
Total	$18.8	$1,212.0	$974.5

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

The Senior Notes had an outstanding balance of $700.0 million as of September 27, 2026. As of September 27, 2026, prepaid debt issuance costs related to the Senior Notes were $9.3 million and are being amortized over the term of the debt. These costs are included in long-term debt in our condensed consolidated balance sheets.

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

The Company amended its 2024 Credit Agreement on March 26, 2026 (the “Second Amendment”), which (i) added a new category of pricing in respect of the margin over the base reference rate as to loans thereunder and (ii) changed the threshold for the net leverage ratio financial covenant and minimum interest coverage ratio financial covenant in the 2024 Credit Agreement until (but excluding) the earlier of (A) January 1, 2027 and (B) the date that MasterBrand’s Merger with American Woodmark becomes effective. Under the Second Amendment, the new financial covenant does not permit the Company to allow its net leverage ratio to exceed (i) 3.75 to 1.00 for the fiscal quarter ending on or about March 31, 2026, (ii) 4.00 to 1.00 for the fiscal quarters ending on or about June 30, 2026 and September 30, 2026 and (iii) 3.75 to 1.00 for the fiscal quarter ending on or about December 31, 2026. The Second Amendment also changed the required minimum interest coverage ratio to 2.75 to 1.00 until the earlier of January 1, 2027 or the effective date of the Merger with American Woodmark. The aforementioned changes to the net leverage ratio and minimum interest coverage ratio as part of the Second Amendment are no longer in place as of the effective date of the Merger with American Woodmark on May 28, 2026. As of September 27, 2026, prepaid debt issuance costs related to the Second Amendment, which are amortized over the term of the debt, totaled $0.9 million, which has been included in other assets in our condensed consolidated balance sheet.

The Company was in compliance with all of its debt covenants as of September 27, 2026 and December 28, 2025.

2025 Refinancing Transaction
The Company previously amended its 2024 Credit Agreement on November 3, 2025 (the “First Amendment”) to obtain $375.0 million of delayed draw Term Loan A commitments, the funding of which was dependent on the closing of the Merger. Effective as of the Closing Date, the $375.0 million of delayed draw Term Loan A commitments was used to repay and terminate American Woodmark’s existing indebtedness of $367.5 million, with the remaining funds used to reimburse MasterBrand for fees and expenses previously paid in connection with the First Amendment and the Merger. The interest rate of the Term Loan A is a variable rate based on SOFR, plus a margin depending on the Company’s net leverage ratio. The Term Loan A will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and there were no material changes to the covenants in place under the 2024 Credit Agreement as a result of this amendment. Quarterly payments are required under the First Amendment, ranging from 1.25 percent to 1.875 percent of the aggregate principal amount of all delayed draw Term Loan A commitments, beginning in September 2026 and recurring through June 2029. As of September 27, 2026, prepaid debt issuance costs related to the First Amendment, which are amortized over the term of the debt, totaled $1.9 million, of which $0.7 million has been included in other current assets, and $1.2 million has been included in other assets in our condensed consolidated balance sheet.

Availability under the $750.0 million revolving credit facility is reduced by the outstanding balance under the revolving credit facility and outstanding letters of credit. The revolving credit facility had an outstanding balance of $165.0 million as of September 27, 2026 and had $554.5 million of availability. As of September 27, 2026, prepaid debt issuance costs related to the 2024 Credit Agreement were $2.8 million and are being amortized over the term of the debt. These costs are included in other assets in our condensed consolidated balance sheet.

Interest paid on debt was $35.7 million and $73.3 million for the thirteen and thirty-nine weeks ended September 27, 2026, respectively, and $29.7 million and $69.1 million for the thirteen and thirty-nine weeks ended September 28, 2025, respectively.

11. Restructuring Charges
For the thirteen and thirty-nine weeks ended September 27, 2026, we recognized restructuring charges of $11.1 million and $33.1 million, respectively. As part of the merger with American Woodmark, a full manufacturing network assessment is integral to achieving our targeted synergies (“Woodmark Integration”). During the thirteen weeks ended September 27, 2026, the Company implemented restructuring actions related to the Woodmark Integration resulting in $10.9 million of expense. Restructuring charges for the thirty-nine weeks ended September 27, 2026 also include $4.1 million recorded in the second quarter related to the previously announced wind-down and closure of American Woodmark’s Monterrey, Mexico plant and $8.1 million of costs related to the implementation of a voluntary and involuntary separation program that reduced overall headcount, primarily in our corporate functions, in the first quarter of fiscal 2026. The remaining restructuring charges for the thirteen and thirty-nine weeks ended September 27, 2026 were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint. For the thirteen and thirty-nine weeks ended September 28, 2025, we recognized restructuring charges of $2.6 million and $13.9 million, respectively, which were also largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Reconciliation of Restructuring Liability

(U.S. Dollars presented in millions)	Balance at June 28, 2026	Liability Assumed from Acquisition	Provision	Cash Expenditures(a)(b)	Non-cash Writeoffs	Balance at September 27, 2026
Woodmark Integration(c)	$—	$—	$10.9	$(2.0)	$—	$8.9
Workforce reduction costs (d)	8.8	—	(0.6)	(3.1)	—	5.1
Other	(0.1)	—	0.8	(0.7)	—	—
	$8.7	$—	$11.1	$(5.8)	$—	$14.0

(U.S. Dollars presented in millions)	Balance at June 29, 2025	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 28, 2025
Workforce reduction costs	$9.0	$1.5	$(3.4)	$—	$7.1
Other	—	1.1	(1.2)	—	(0.1)
	$9.0	$2.6	$(4.6)	$—	$7.0

(U.S. Dollars presented in millions)	Balance at December 28, 2025	Liability Assumed from Acquisition	Provision(b)	Cash Expenditures(a)(b)	Non-cash Writeoffs	Balance at September 27, 2026
Woodmark Integration(c)	$—	$—	$10.9	$(2.0)	$—	$8.9
Facility closure costs (d)	—	—	4.1	—	(4.1)	—
Workforce reduction costs (d)	2.5	2.3	13.9	(13.6)	—	5.1
Other (d)	(0.1)	—	4.2	(4.1)	—	—
	$2.4	$2.3	$33.1	$(19.7)	$(4.1)	$14.0

(U.S. Dollars presented in millions)	Balance at December 29, 2024	Provision	Cash Expenditures(a)	Non-cash Writeoffs	Balance at September 28, 2025
Workforce reduction costs	$4.8	$10.6	$(8.3)	$—	$7.1
Other actions	0.1	3.3	(2.6)	(0.9)	(0.1)
	$4.9	$13.9	$(10.9)	$(0.9)	$7.0
(a)    Cash expenditures primarily related to severance charges.
(b)    During the thirteen weeks ended March 29, 2026, the Company implemented a voluntary and involuntary separation program to reduce overall headcount, primarily in our corporate functions. As a result of the workforce reduction, the Company recorded $8.1 million of one-time termination benefit costs for employees who voluntarily and involuntarily terminated their employment with the Company during the quarter, of which $1.1 million was paid out during the thirteen weeks ended March 29, 2026. We recorded an additional $0.7 million of one-time termination benefit costs and paid out $3.5 million during the thirteen weeks ended June 28, 2026 related to this action. During the thirteen weeks ended September 27, 2026 the Company paid out $2.5 million related to this action.
(c)    During the thirteen weeks ended September 27, 2026, the Woodmark Integration action resulted in expense totalling $10.9 million, of which $10.3 million related to workforce reduction costs and $0.6 million related to other costs.
(d)    Represents activity not related to the integration of American Woodmark.

12. Income Taxes
The effective income tax rates for the thirteen weeks ended September 27, 2026 and September 28, 2025, were 25.8 percent and 22.6 percent, respectively. The change in the effective income tax rate between the periods was primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, increased nondeductible compensation, nondeductible acquisition-related transaction costs and fluctuations in valuation allowances, partially offset by the benefits of foreign exclusions and research and development tax credits.

The difference between our effective income tax rate for the thirteen weeks ended September 27, 2026, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, deferred tax adjustments due to foreign tax elections, and nondeductible acquisition-related transaction costs. These impacts were partially offset by favorable state and local income tax benefits and research and development tax credits.

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

The effective tax rate for the period reflects the impact of the Merger of American Woodmark on May 28, 2026. The inclusion of American Woodmark’s earnings, nondeductible expenses, tax attributes, and jurisdictional mix resulted in a net reduction of the tax benefit recognized during the period. The effective income tax rates for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, were 15.3 percent and 23.4 percent, respectively. The change in the effective income tax rate between the periods is primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, increased nondeductible compensation, nondeductible acquisition-related transaction costs and fluctuations in valuation allowances, partially offset by foreign exclusions and research and development tax credits.

The Company continues to evaluate the realizability of its U.S. federal and state deferred tax assets and tax attributes. Changes in facts and circumstances may result in a future valuation allowance.

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

14. Contingencies and Accrued Losses

Product Warranties
We generally record warranty expense related to contractual warranty terms at the time of sale. We may also provide customer concessions for claims made outside of the contractual warranty terms and those expenses are recorded in the period in which the concession is made. We offer our customers various warranty terms based on the type of product that is sold. Warranty expense is determined based on historic claim experience and the nature of the product category. The following table summarizes activity related to our product warranty liability for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025.

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Reserve balance at the beginning of the period	$11.0	$7.9	$7.3	$9.3
Provision liability assumed from acquisition	—	—	3.4	—
Provision for warranties issued	7.3	5.9	21.3	17.3
Settlements made (in cash or in kind)	(7.3)	(6.4)	(21.0)	(19.2)
Reserve balance at the end of the period	$11.0	$7.4	$11.0	$7.4

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

Tax Assessment from the Servicio de Administración Tributaria
Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria (the “SAT”), issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $53.4 million U.S. dollars as of September 27, 2026) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of September 27, 2026 and December 28, 2025. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Legacy American Woodmark Claim
The Company is defending a wrongful death action filed in October 2024 in Arizona state court arising from a loading dock accident at a legacy American Woodmark facility in Kingman, Arizona. The complaint asserts negligence-based claims and seeks compensatory, punitive and other damages. The matter remains pending in Mohave County Superior Court, with discovery ongoing. The Company disputes liability and intends to defend the matter vigorously. The Company is evaluating applicable insurance coverage. At this time, the Company is unable to reasonably estimate a loss or range of potential loss.

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

Environmental
We reserve for remediation activities to clean up potential environmental liabilities as required by federal and state laws based on our best estimate of undiscounted future costs, excluding possible insurance recoveries or recoveries from other third parties. There were no material environmental accruals as of September 27, 2026 and December 28, 2025.

15. Accumulated Other Comprehensive (Loss) Income
Total accumulated other comprehensive (loss) income consists of net (loss) income and other changes in business equity from transactions and other events from sources other than shareholders. It includes currency translation gains and losses, realized gains and losses from derivative instruments designated as cash flow hedges, and defined benefit plan adjustments. The after-tax components of and changes in accumulated other comprehensive (loss) income for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 were as follows:

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at June 28, 2026	$(6.0)	$2.2	$0.3	$(3.5)
Amounts classified into accumulated other comprehensive loss	(1.4)	—	—	(1.4)
Amounts reclassified into earnings	—	(1.6)	—	(1.6)
Net current period other comprehensive loss	(1.4)	(1.6)	—	(3.0)
Balance at September 27, 2026	$(7.4)	$0.6	$0.3	$(6.5)

Balance at June 29, 2025	$(9.9)	$4.5	$0.3	$(5.1)
Amounts classified into accumulated other comprehensive (loss) income	(0.1)	2.5	—	2.4
Amounts reclassified into earnings	—	(2.2)	—	(2.2)
Net current period other comprehensive (loss) income	(0.1)	0.3	—	0.2
Balance at September 28, 2025	$(10.0)	$4.8	$0.3	$(4.9)

(U.S. Dollars presented in millions)	Foreign Currency Adjustments	Derivative Hedging Gain (Loss)	Pension and Other Postretirement Plans Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2025	$(4.4)	$4.9	$0.3	$0.8
Amounts classified into accumulated other comprehensive (loss) income	(3.0)	3.2	—	0.2
Amounts reclassified into earnings	—	(7.5)	—	(7.5)
Net current period other comprehensive loss	(3.0)	(4.3)	—	(7.3)
Balance at September 27, 2026	$(7.4)	$0.6	$0.3	$(6.5)

Balance at December 29, 2024	$(23.6)	$(5.0)	$(4.1)	$(32.7)
Amounts classified into accumulated other comprehensive income	13.6	9.3	4.2	27.1
Amounts reclassified into earnings	—	0.5	0.2	0.7
Net current period other comprehensive income	13.6	9.8	4.4	27.8
Balance at September 28, 2025	$(10.0)	$4.8	$0.3	$(4.9)

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

During the thirteen and thirty-nine weeks ended September 27, 2026, we did not repurchase any shares of our common stock. During the thirteen weeks ended September 28, 2025, we did not repurchase any shares of our common stock. During the thirty-nine weeks ended September 28, 2025, we repurchased 1,415,429 shares of our common stock under our 2023 and 2025 Share Repurchase Authorizations. The shares were repurchased at a cost of approximately $18.1 million, or an average of $12.82 per share.

As of September 27, 2026, $47.4 million remained authorized for the purchase of shares under the 2025 Share Repurchase Authorization.

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

The following summarizes the significant and other operating expenses reviewed by the CODM:

	13 Weeks Ended		39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$1,036.8	$698.9	$2,470.0	$2,090.1
Less:
Raw materials	392.2	247.9	945.7	733.0
Production labor and overhead	389.7	232.8	907.3	697.0
Non-production associate-related costs	78.5	45.9	194.8	154.1
Distribution costs	71.9	41.5	167.3	120.2
Commissions	14.9	18.7	43.5	45.8
Amortization of intangibles	9.8	6.4	23.6	19.2
Other segment items(a)	69.8	64.0	224.1	174.7
Interest expense	24.4	18.2	63.6	56.5
Other (income) expense, net	(2.0)	0.1	(2.9)	(0.1)
Income tax (benefit) expense	(3.2)	5.3	(14.8)	21.0
Net (loss) income	$(9.2)	$18.1	$(82.2)	$68.7
(a)    Other segment items include outside service costs, acquisition-related costs, restructuring charges and other expenses.

The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM does not review segment assets at a different asset level or category.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, including, but not limited to, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. Statements preceded by, followed by or that otherwise include the word “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations of our management. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those indicated in such statements. These factors include those listed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 within Part I, Item 1A and in our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2026 within Part II, Item 1A.

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
•The impact of our current and any additional future debt obligations and our ability to comply with related financial covenants on our business, current and future operations, profitability and our ability to meet other obligations;
•Business disruption, operational inefficiencies or increased costs resulting from integration activities following the acquisition of American Woodmark;

•The diversion of management attention and resources from ongoing business operations as a result of integration activities and strategic initiatives associated with the acquisition of American Woodmark;
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

As part of the Merger, a full manufacturing network assessment is integral to achieving our targeted synergies. As a result of this ongoing assessment, the Company implemented restructuring actions related to the Woodmark Integration resulting in $10.9 million of expense in the third quarter of 2026.

Recent Developments

Tariffs
The Company continues to actively monitor trade policy and tariff announcements, including Section 232 tariffs on timber, lumber, and derivative wood products (including kitchen cabinets, vanities and related wood products), Section 338 tariffs on certain Canadian goods, Section 301 tariffs, and other tariff measures applicable to imported products not covered by Section 232 tariffs. As a result of the Section 232 proceedings, a 10 percent tariff applies to softwood lumber and timber imports, and a 25 percent tariff applies to kitchen cabinets and vanities, although the tariff on cabinets and vanities is scheduled to increase to 50 percent as of January 1, 2027. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, have resulted in and could further result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions and adjust our mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure as trade policy evolves. The uncertain and evolving market dynamics and global trade environment could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

During the thirteen and thirty-nine weeks ended September 27, 2026, MasterBrand received $10.9 million and $12.1 million of refunds, respectively, and recognized these amounts as a reduction in cost of products sold in the respective periods. No receivable has been recognized as of September 27, 2026 for the remaining $2.8 million of IEEPA tariffs paid prior to the Supreme Court decision due to uncertainty regarding the realizability of the refund.

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

Basis of Presentation
Our consolidated financial statements are based on a fifty-two or fifty-three week fiscal year ending on the last Sunday in December in each calendar year and have been principally derived from the consolidated financial statements of our Company and its consolidated subsidiaries using the historical results of operations, and historical basis of assets and liabilities. Our condensed consolidated financial statements have been prepared in accordance with GAAP.

Unless the context otherwise requires, references to years and quarters contained in this Quarterly Report on Form 10-Q pertain to our fiscal years and fiscal quarters. Additionally, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “2026,” or “fiscal 2026” refers to our 2026 fiscal year that is a 52-week period that will end on December 27, 2026; and (2) “2025,” or “fiscal 2025” refers to our 2025 fiscal year that was a 52-week period that ended on December 28, 2025. Furthermore, unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to: (1) “the third quarter of 2026” refers to the thirteen week period that ended on September 27, 2026; (2) “the third quarter of 2025” refers to the thirteen week period that ended on September 28, 2025; (3) “the first three quarters of 2026” refers to the thirty-nine weeks ended September 27, 2026; and (4) “the first three quarters of 2025” refers to the thirty-nine weeks ended September 28, 2025.
Results of Operations

Thirteen Weeks Ended September 27, 2026 Compared to the Thirteen Weeks Ended September 28, 2025

The following discussion of condensed consolidated results of operations refers to the thirteen weeks ended September 27, 2026 compared to the thirteen weeks ended September 28, 2025.

	13 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	$ change	% change	September 28, 2025
NET SALES	$1,036.8	$337.9	48.3%	$698.9
Cost of products sold	781.9	301.2	62.7%	480.7
GROSS PROFIT	254.9	36.7	16.8%	218.2
Selling, general and administrative expenses	224.0	56.5	33.7%	167.5
Amortization of intangible assets	9.8	3.4	53.1%	6.4
Restructuring charges	11.1	8.5	326.9%	2.6
OPERATING INCOME	10.0	(31.7)	(76.0)%	41.7
Interest expense	24.4	6.2	34.1%	18.2
Other (income) expense, net	(2.0)	(2.1)	n/m(1)	0.1
(LOSS) INCOME BEFORE TAXES	(12.4)	(35.8)	(153.0)%	23.4
Income tax (benefit) expense	(3.2)	(8.5)	(160.4)%	5.3
NET (LOSS) INCOME	$(9.2)	$(27.3)	(150.8)%	$18.1
__________
(1) Not meaningful.

Net sales
Net sales were $1,036.8 million for the thirteen weeks ended September 27, 2026 compared to $698.9 million for the thirteen weeks ended September 28, 2025, an increase of $337.9 million, or 48.3 percent. The higher net sales as compared to the thirteen weeks ended September 28, 2025 was driven primarily by the acquisition of American Woodmark in May 2026, which contributed $355.7 million of incremental sales in the third quarter of 2026. Excluding the impact of American Woodmark, the $17.8 million decrease in net sales from the thirteen weeks ended September 28, 2025 was driven by lower sales unit volume of $23.8 million, partially offset by the favorable combined net impact of price and mix on our overall average selling price of $6.3 million. Overall end market demand was weaker in the third quarter of 2026 compared to the third quarter of 2025 in the repair and remodel and single-family new construction markets. Foreign currency impact was unfavorable by $0.3 million during the thirteen weeks ended September 27, 2026 as compared to the thirteen weeks ended September 28, 2025.

Excluding the impact of American Woodmark, net sales to dealers decreased $18.2 million, or 4.6 percent, net sales to retailers increased $1.5 million, or 0.7 percent, and net sales directly to builders decreased $1.1 million, or 1.2 percent.

Cost of products sold
Cost of products sold increased by $301.2 million, or 62.7 percent, to $781.9 million (75.4 percent of net sales) in the thirteen weeks ended September 27, 2026 as compared to $480.7 million (68.8 percent of net sales) in the thirteen weeks ended September 28, 2025. Excluding the impact of American Woodmark, the $20.6 million increase in cost of products sold was driven primarily by the combined net impact of costs and mix of $37.2 million, which includes the favorable impact of $10.9 million of IEEPA tariffs as well as cost actions and integration synergies. The increase cost of products sold in the thirteen weeks ended September 27, 2026 was partially offset by lower sales unit volume of $16.6 million. In the third quarter of 2026, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $56.5 million, or 33.7 percent, to $224.0 million (21.6 percent of net sales) in the thirteen weeks ended September 27, 2026 compared to $167.5 million (24.0 percent of net sales) in the thirteen weeks ended September 28, 2025. Excluding the impact of American Woodmark, selling, general and administrative expenses decreased by $11.7 million, which is primarily due to decreased acquisition-related costs ($10.8 million) partially offset by higher distribution costs ($6.9 million) driven by increased fuel costs. The impact on selling, general and administrative expenses in the thirteen weeks ended September 27, 2026 was inclusive of of the favorable impact of cost actions and integration synergies.

Restructuring charges
Restructuring charges were $11.1 million in the thirteen weeks ended September 27, 2026, compared to restructuring charges of $2.6 million in the thirteen weeks ended September 28, 2025. As part of the Merger with American Woodmark, a full manufacturing network assessment is integral to achieving our targeted synergies. As a result of this ongoing assessment, the Company incurred costs of $10.9 million related to such restructuring actions during the thirteen weeks ended September 27, 2026. The remaining charges in the thirteen weeks ended September 27, 2026 and the charges in the thirteen weeks ended September 28, 2025 were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $24.4 million in the thirteen weeks ended September 27, 2026, compared to interest expense of $18.2 million in the thirteen weeks ended September 28, 2025. This $6.2 million increase is primarily due to the increased interest expense related to the $375.0 million Term Loan A drawn on May 28, 2026, in conjunction with the American Woodmark transaction.

Other (income) expense, net
Other income, net was $2.0 million in the thirteen weeks ended September 27, 2026, an increase of $2.1 million as compared to other expense, net of $0.1 million in the thirteen weeks ended September 28, 2025. This increase was primarily due to higher transactional foreign currency gains due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirteen weeks ended September 27, 2026 and September 28, 2025 were as follows:

	13 Weeks Ended
(U.S. Dollars presented in millions, except percentages)	September 27, 2026	September 28, 2025
(Loss) income before taxes	$(12.4)	$23.4
Income tax (benefit) expense	(3.2)	5.3
Effective tax rate	25.8%	22.6%

The effective income tax rates for the thirteen weeks ended September 27, 2026 and September 28, 2025, were 25.8 percent and 22.6 percent, respectively. The change in the effective income tax rate between the periods was primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, increased nondeductible compensation, nondeductible acquisition-related transaction costs and fluctuations in valuation allowances, partially offset by the benefits of foreign exclusions and research and development tax credits.

The difference between our effective income tax rate for the thirteen weeks ended September 27, 2026, and the U.S. statutory rate of 21.0 percent is primarily due to the unfavorable impact of nondeductible compensation, deferred tax adjustments due to foreign tax elections, and nondeductible acquisition-related transaction costs. These impacts were partially offset by favorable state and local income tax benefits and research and development tax credits.

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

Thirty-nine Weeks Ended September 27, 2026 Compared to the Thirty-nine Weeks Ended September 28, 2025

The following discussion of condensed consolidated results of operations refers to the thirty-nine weeks ended September 27, 2026 compared to the thirty-nine weeks ended September 28, 2025.

	39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	$ change	% change	September 28, 2025
NET SALES	$2,470.0	$379.9	18.2%	$2,090.1
Cost of products sold	1,853.0	423.0	29.6%	1,430.0
GROSS PROFIT	617.0	(43.1)	(6.5)%	660.1
Selling, general and administrative expenses	596.6	115.7	24.1%	480.9
Amortization of intangible assets	23.6	4.4	22.9%	19.2
Restructuring charges	33.1	19.2	138.1%	13.9
OPERATING (LOSS) INCOME	(36.3)	(182.4)	(124.8)%	146.1
Interest expense	63.6	7.1	12.6%	56.5
Other income, net	(2.9)	(2.8)	n/m(1)	(0.1)
(LOSS) INCOME BEFORE TAXES	(97.0)	(186.7)	(208.1)%	89.7
Income tax (benefit) expense	(14.8)	(35.8)	(170.5)%	21.0
NET (LOSS) INCOME	$(82.2)	$(150.9)	(219.7)%	$68.7
__________
(1) Not meaningful.

Net sales
Net sales were $2,470.0 million for the thirty-nine weeks ended September 27, 2026 compared to $2,090.1 million for the thirty-nine weeks ended September 28, 2025, an increase of $379.9 million, or 18.2 percent. The higher net sales from the thirty-nine weeks ended September 28, 2025 was driven primarily by the acquisition of American Woodmark in May 2026, which contributed $481.2 million of incremental sales in 2026. Excluding the impact of American Woodmark, the $101.3 million decrease in net sales from the thirty-nine weeks ended September 28, 2025 was driven primarily by lower sales unit volume of $113.8 million, partially offset by the $12.0 million favorable combined net impact of price and mix. Overall end market demand was weaker in the first three quarters of 2026 compared to the first three quarters of 2025 in the repair and remodel and single-family new construction markets. Foreign currency impact was favorable by $0.5 million during the thirty-nine weeks ended September 27, 2026 as compared to the thirty-nine weeks ended September 28, 2025.

Excluding the impact of American Woodmark, net sales to dealers decreased $61.9 million, or 5.4 percent, net sales to retailers decreased $21.5 million, or 3.3 percent, and net sales directly to builders decreased $17.9 million, or 6.5 percent.

Cost of products sold
Cost of products sold increased by $423.0 million, or 29.6 percent, to $1,853.0 million (75.0 percent of net sales) in the thirty-nine weeks ended September 27, 2026 as compared to $1,430.0 million (68.4 percent of net sales) in the thirty-nine weeks ended September 28, 2025. Excluding the impact of American Woodmark, the $33.6 million increase in cost of products sold was driven primarily by the higher combined net impact of inflation and product mix of $111.3 million, which includes the favorable impact of $12.1 million of IEEPA tariffs as well as cost actions and integration synergies. The increase in cost of products sold in thirty-nine weeks ended September 27, 2026 was partially offset by lower sales unit volume of $77.7 million. In the first three quarters of 2026, realized savings from various cost reduction actions were more than offset by higher manufacturing costs, including unfavorable fixed cost leverage.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $115.7 million, or 24.1 percent, to $596.6 million (24.2 percent of net sales) in the thirty-nine weeks ended September 27, 2026 compared to $480.9 million (23.0 percent of net sales) in the thirty-nine weeks ended September 28, 2025. Excluding the impact of American Woodmark, the increase in selling, general and administrative expenses of $23.2 million was mainly due to increased acquisition-related costs ($29.7 million) and higher distribution costs ($15.3 million) driven by increased fuel costs. These increases were partially offset by lower commission costs ($3.2 million), as a result of the decrease in sales unit volume, decreased channel marketing spend ($2.7 million), and lower professional fees ($2.4 million). The impact on selling, general and administrative expenses in the thirty-nine weeks ended September 27, 2026 was inclusive of the favorable impact of cost actions and integration synergies.

Restructuring charges
Restructuring charges were $33.1 million in the thirty-nine weeks ended September 27, 2026, as compared to restructuring charges of $13.9 million in the thirty-nine weeks ended September 28, 2025. As part of the Merger with American Woodmark, a full manufacturing network assessment is integral to achieving our targeted synergies. As a result of this ongoing assessment, the Company incurred costs of $10.9 million related to such restructuring actions during the thirty-nine weeks ended September 27, 2026. Restructuring charges for the thirty-nine weeks ended September 27, 2026 also include $4.1 million recorded in the second quarter related to the previously announced wind-down and closure of American Woodmark’s Monterrey, Mexico plant and $8.1 million of costs related to the implementation of a voluntary and involuntary separation program that reduced overall headcount, primarily in our corporate functions, in the first quarter of fiscal 2026. The remaining restructuring charges for both 2026 and 2025 were largely related to severance costs and other associate-related costs in order to better align our workforce with our forecasted demand within our manufacturing footprint.

Interest expense
Interest expense was $63.6 million in the thirty-nine weeks ended September 27, 2026 compared to interest expense of $56.5 million in the thirty-nine weeks ended September 28, 2025. The increase is primarily due to the increased interest expense related to the $375.0 million Term Loan A drawn on May 28, 2026 in conjunction with the American Woodmark transaction.

Other income, net
Other income, net was $2.9 million in the thirty-nine weeks ended September 27, 2026, an increase of $2.8 million as compared to other income, net of $0.1 million in the thirty-nine weeks ended September 28, 2025. This increase was primarily due to the change in transactional foreign currency gains due to fluctuations in exchange rates.

Income taxes
Our condensed consolidated income before taxes, income tax expense, and effective tax rate for the thirty-nine week periods ended September 27, 2026 and September 28, 2025 were as follows:

	39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025
(Loss) income before taxes	$(97.0)	$89.7
Income tax (benefit) expense	(14.8)	21.0
Effective tax rate	15.3%	23.4%

The effective tax rate for the period reflects the impact of the Merger of American Woodmark on May 28, 2026. The inclusion of American Woodmark’s earnings, nondeductible expenses, tax attributes, and jurisdictional mix resulted in a net reduction of the tax benefit recognized during the period. The effective income tax rates for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, were 15.3 percent and 23.4 percent, respectively. The change in the effective income tax rate between the periods is primarily attributable to changes in pretax income (loss) relative to permanent tax adjustments, increased nondeductible compensation, nondeductible acquisition-related transaction costs and fluctuations in valuation allowances, partially offset by foreign exclusions and research and development tax credits.

The difference between our effective income tax rate for the thirty-nine weeks ended September 27, 2026, and the U.S. statutory rate of 21.0 percent is primarily attributable to a reduction in the tax benefit associated with our pretax loss resulting from nondeductible compensation, nondeductible acquisition-related transaction costs, and deferred tax adjustments related to foreign tax elections, partially offset by increased benefit from state and local income taxes and research and development tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES
Our operating income is generated by our subsidiaries. There are generally no restrictions on the ability of our subsidiaries to pay dividends or make other distributions to MasterBrand, other than the fact that our subsidiaries have financial obligations that must be satisfied before funding us and such dividends are subject to applicable local law and may be limited due to terms of other contractual arrangements, including our indebtedness. We periodically review our portfolio of brands, manufacturing and supply chain footprint, and evaluate potential strategic transactions to increase shareholder value. However, we cannot predict whether or when we may enter into acquisitions, joint ventures or dispositions, or what impact any such transactions could have on our results of operations, cash flows or financial condition. Our cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in the section entitled “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 in the section entitled “Risk Factors” within Part II, Item 1A.

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

The Company entered into the Second Amendment of its 2024 Credit Agreement on March 26, 2026, which (i) added a new category of pricing in respect of the margin over the base reference rate as to loans thereunder and (ii) changed the threshold for the net leverage ratio financial covenant and minimum interest coverage ratio financial covenant in the 2024 Credit Agreement until (but excluding) the earlier of (A) January 1, 2027 and (B) the date that MasterBrand’s Merger with American Woodmark becomes effective. Under the Second Amendment, the new financial covenant does not permit the Company to allow its net leverage ratio to exceed (i) 3.75 to 1.00 for the fiscal quarter ending on or about March 31, 2026, (ii) 4.00 to 1.00 for the fiscal quarters ending on or about June 30, 2026 and September 30, 2026 and (iii) 3.75 to 1.00 for the fiscal quarter ending on or about December 31, 2026. The Second Amendment also changed the required minimum interest coverage ratio to 2.75 to 1.00 until the earlier of January 1, 2027 or the effective date of the Merger with American Woodmark. The aforementioned changes to the net leverage ratio and minimum interest coverage ratio as part of the Second Amendment are no longer in place as of the effective date of the Merger with American Woodmark on May 28, 2026. The Company was in compliance with all of its debt covenants as of September 27, 2026.

The Company previously amended its 2024 Credit Agreement on November 3, 2025 to obtain $375.0 million of delayed draw Term Loan A commitments, the funding of which was dependent on the closing of the Merger. Effective as of the Closing Date, the $375.0 million of delayed draw Term Loan A commitments was used to repay and terminate American Woodmark’s existing indebtedness of $367.5 million, with the remaining funds used to reimburse MasterBrand for fees and expenses previously paid in connection with the First Amendment and the Merger. The interest rate of the delayed draw Term Loan A is a variable rate based on the SOFR, plus a margin depending on the Company’s net leverage ratio. The delayed draw Term Loan A will have a maturity coterminous with the revolving credit facility under the 2024 Credit Agreement in June 2029, and there were no material changes to the covenants in place under the 2024 Credit Agreement as a result of this amendment. Quarterly payments are required under the First Amendment, ranging from 1.25 percent to 1.875 percent of the aggregate principal amount of all delayed draw Term Loan A commitments, beginning in September 2026 and recurring through June 2029.

As of September 27, 2026, we had $1,230.8 million outstanding in third-party borrowings, net of deferred financing fees.

Cash Flows
Below is a summary of cash flows for the thirty-nine weeks ended September 27, 2026 and September 28, 2025.

	39 Weeks Ended
(U.S. Dollars presented in millions)	September 27, 2026	September 28, 2025
Net cash provided by operating activities	$80.2	$108.8
Net cash used in investing activities	(366.6)	(40.1)
Net cash provided by (used in) financing activities	242.6	(79.8)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	4.9
Net decrease in cash, cash equivalents and restricted cash	$(44.2)	$(6.2)

Net cash provided by operating activities was $80.2 million in the first three quarters of 2026 as compared to $108.8 million in the first three quarters of 2025. Net loss decreased operating cash flow by $82.2 million in the first three quarters of 2026, compared to net income of $68.7 million in the first three quarters of 2025. In the first three quarters of 2026, accounts receivable decreased $7.6 million from the fiscal 2025 ending balance due to improved timing of cash collections, compared to an increase of $26.6 million in the first three quarters of 2025. In the first three quarters of 2026, inventory decreased $4.8 million, as compared to a decrease in inventory of $4.4 million in the first three quarters of 2025. In the first three quarters of 2026, accounts payable increased $41.0 million compared to a decrease of $2.2 million in the first three quarters of 2025 primarily due to the timing of payments to vendors. Non-cash adjustments to net loss also increased through the first thirty-nine weeks of 2026 due to increased depreciation and amortization and stock-based compensation of $32.1 million and $9.8 million, respectively, due to the inclusion of American Woodmark subsequent to the effective date of the Merger.

Net cash used in investing activities was $366.6 million in the first three quarters of 2026, compared to $40.1 million in the first three quarters of 2025. The year-over-year increase is due to the acquisition of American Woodmark, net of cash acquired, of $330.3 million, partially offset by decreased capital expenditures as compared to the prior year.

Net cash provided by financing activities was $242.6 million in the thirty-nine weeks ended September 27, 2026 as compared to net cash used in financing activities of $79.8 million in the thirty-nine weeks ended September 28, 2025. The thirty-nine weeks ended September 27, 2026 included the issuance of our Term Loan A of $375.0 million, which was used to repay and terminate American Woodmark’s existing indebtedness. The thirty-nine weeks ended September 27, 2026 also included net repayments on our revolving credit facility of $120.0 million, while the thirty-nine weeks ended September 28, 2025 included net repayments on our revolving credit facility of $55.5 million. The thirty-nine weeks ended September 28, 2025 also includes $18.1 million of stock repurchases made under the $50.0 million stock repurchase programs.

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

Item 4.         CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 27, 2026 (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and (2) is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROL.

The Company completed the American Woodmark acquisition on May 28, 2026. Management plans to exclude American Woodmark from its assessment of internal control over financial reporting as of December 27, 2026, because it was acquired by the Company in a purchase business combination during 2026.

We are currently integrating the processes and internal controls of American Woodmark. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS
We are defendants in lawsuits that are ordinary routine litigation matters incidental to our business and operations. In addition, other matters, including tax assessments, audits, claims and governmental investigations and proceedings covering a wide range of matters are pending against us. It is not possible to predict the outcome of the pending actions, and, as with any such matters, it is possible that these actions could be decided unfavorably to us. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect on our results of operations, cash flows or financial condition, and, where appropriate, these actions are being vigorously contested. Accordingly, we believe the likelihood of material loss is remote. However, such matters are subject to inherent uncertainties and unfavorable rulings or other events could occur. The Company regularly undergoes tax audits in various jurisdictions in which our products are sold or manufactured. In the future, such costs or an unfavorable outcome could have a material impact on our consolidated results of operations, cash flows and financial condition. Based on available information to date and subject to below, we do not consider any such action, assessment, claim, investigation or proceeding to be material, within the meaning of that term as used in Item 103 of Regulation S-K and the instructions thereto.

Tax Assessment from the Servicio de Administración Tributaria
Following an audit for the 2018 tax year, the Mexican tax administration service, the Servicio de Administración Tributaria (the “SAT”), issued a tax assessment in the amount of 944.8 million Mexican pesos (approximately $53.4 million U.S. dollars as of September 27, 2026) to our subsidiary, Woodcrafters Home Products, S. de R.L. de C.V., for allegedly failing to make certain tax payments and to export timely certain merchandise. The Company disputed these findings, and the SAT annulled their decision on January 11, 2024. In order to prevent the 2018 tax year from further audit by the SAT, the Company has filed an action to declare this annulment final in the specialized court of trade and customs in Monterrey, Nuevo Leon, Sala Especializada en Materia de Comercio Exterior y Auxiliar – Noreste, Tribunal Federal de Justicia Administrativa. We reserved an immaterial amount related to the 2018 tax year audit as our best estimate of our probable liability as of September 27, 2026 and December 28, 2025. While we cannot predict with certainty the outcome of any future review relating to the 2018 tax year or other open tax years, based on currently known information, we believe our risk of additional loss is remote and not estimable.

Legacy American Woodmark Claim
The Company is defending a wrongful death action filed in October 2024 in Arizona state court arising from a loading dock accident at a legacy American Woodmark facility in Kingman, Arizona. The complaint asserts negligence-based claims and seeks compensatory, punitive and other damages. The matter remains pending in Mohave County Superior Court, with discovery ongoing. The Company disputes liability and intends to defend the matter vigorously. The Company is evaluating applicable insurance coverage. At this time, the Company is unable to reasonably estimate a loss or range of potential loss.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.         MINE SAFETY DISCLOSURES

None.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 27, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined under Item 408 of Regulation S-K, except as follows:
On August 31, 2026, Kurt Wanninger, Executive Vice President & Chief Operations Officer, entered into a Rule 10b5-1 trading arrangement. The adopted plan provided for the sale of up to 100,000 shares of MasterBrand Inc. common stock between November 30, 2026 and expiring June 30, 2027.

Item 6.         EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Corrected and Amended and Restated Certificate of Incorporation of MasterBrand, Inc., effective August 7, 2023	Quarterly Report on Form 10-Q (File No. 001-41545)	August 9, 2023
3.2	Amended and Restated Bylaws of MasterBrand, Inc., effective June 4, 2025	Current Report on Form 8-K (File No. 001-41545)	June 4, 2025
10.1	Separation Agreement and Release, dated as of October 23, 2026, among MasterBrand Cabinets, LLC and Andrea Simon.	Current Report on Form 8-K (File No. 001-41545)	October 26, 2026
99.1	Press Release of MasterBrand, Inc., dated as of October October 26, 2026.	Current Report on Form 8-K (File No. 001-41545)	October 26, 2026
31.1*	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Cover Page, (ii) the Condensed Consolidated Statements of (Loss) Income, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Balance Sheets, (v) the Condensed Consolidated Statements of Cash Flows, (vi) the Condensed Consolidated Statements of Equity, and (vii) the Notes to the Unaudited Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (embedded within the iXBRL document)

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2026	MasterBrand, Inc.
(Registrant)

	By:	/s/ R. David Banyard, Jr.
	Name:	R. David Banyard, Jr.
	Title:	President and Chief Executive Officer

	By:	/s/ Mark A. Young
	Name:	Mark A. Young
	Title:	Vice President - Chief Accounting Officer and Interim Chief Financial Officer